Form 10-Q
period 1996-03-31
VIATEL INC
filed 1996-05-15
CIK 945771

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996.

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


Commission File Number:   33-92696

                                  VIATEL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                 13-3787366
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                       800 Third Avenue New York, New York
                    (Address of principal executive offices)

                                      10022
                                   (Zip Code)

                                 (212) 935-6800
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1996, the registrant had outstanding 4,357,270 Shares of Class A Common Stock, par value $.01 per share, and 16,104,202 shares of Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         VIATEL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                   March 31,
                                 Assets                                               1996            December 31,
                                                                                  (Unaudited)             1995
                                                                                 -------------       -------------
Current assets:
    Cash and cash equivalents                                                    $   1,905,401       $   8,934,914
    Marketable securities, current                                                  21,176,310          25,004,050
    Trade accounts receivable, less allowance for doubtful accounts of
       $549,000 and  $473,000, respectively                                          5,462,506           4,723,664
    Other receivables                                                                2,942,537           2,757,675
    Prepaid expenses                                                                   989,478             742,803
                                                                                --------------       -------------
                    Total current assets                                            32,476,232          42,163,106
                                                                                --------------       -------------

Marketable securities, non-current                                                     --                1,127,442
Property and equipment, net                                                         17,589,704          15,715,121
Deferred financing and registration fees, less accumulated amortization
       of $458,000 and  $364,000, respectively                                       3,336,664           3,431,540
Intangible assets, net                                                               2,452,777           2,070,055
Other assets                                                                         1,628,049           1,106,182
                                                                                ==============       =============
                                                                                $   57,483,426       $  65,613,446
                                                                                ==============       =============

                  Liabilities and Stockholders' Deficit

Current liabilities:
    Accrued telecommunication costs                                             $    8,378,114       $  11,056,235
    Accounts payable and other accrued expenses                                      5,629,808           4,591,628
    Commissions payable                                                                322,593             300,655
                                                                                --------------       -------------
                    Total current liabilities                                       14,330,515          15,948,518
                                                                                --------------       -------------

Long-term liabilities:
    Senior discount notes, less discount of  $50,908,745 and
       $53,416,992, respectively                                                    69,791,255          67,283,008

Commitments and contingencies


Stockholders' deficit:
    Common Stock, $.01 par value. Authorized 50,000,000 shares, issued
       and outstanding 16,104,202 shares                                               161,042             161,042
    Class A Common Stock, $.01 par value. Authorized 10,000,000 shares,
       issued and outstanding 4,357,270                                                 43,573              43,573
    Additional paid-in capital                                                      30,030,805          30,030,805
    Unearned compensation                                                              (68,250)            (78,000)
    Cumulative translation adjustment                                                  (67,866)           (164,676)
    Accumulated deficit                                                            (56,737,648)        (47,610,824)
                                                                                --------------       -------------
                    Total stockholders'  deficit                                   (26,638,344)        (17,618,080)
                                                                                --------------       -------------
                                                                                $   57,483,426       $  65,613,446
                                                                                ==============       =============



See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Telecommunications revenue                         $ 10,590,270    $  6,929,299
                                                   ------------    ------------
Operating expenses:
         Costs of telecommunication services          8,999,249       5,900,232
         Selling expenses                             2,401,224       1,536,697
         General and administrative expense           5,129,090       2,902,549
         Depreciation and amortization                1,087,677         499,278
                                                   ------------    ------------

                  Total operating expenses           17,617,240      10,838,756
                                                   ------------    ------------

Other income (expenses):
         Interest income                                470,644       1,033,728
         Interest expense                            (2,569,196)     (2,087,018)
         Share in loss of affiliate                      (1,302)        (11,680)
                                                   ------------    ------------

                  Net loss                         $ (9,126,824)   $ (4,974,427)
                                                   ============    ============







See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       For Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                     1996                 1995
                                                                                ---------------     -----------------
Cash flows from operating activities:
    Net loss                                                                    $  (9,126,824)      $   (4,974,427)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                             1,087,677              499,278
          Interest expense on senior discount notes                                 2,568,623            2,046,919
          Accrued interest income on marketable securities                            (64,734)            (564,178)
          Provision for losses on accounts receivable                                 373,037               77,789
          Share in loss of affiliate                                                    1,302               11,680
          Unearned compensation                                                         9,750               --
    Changes in assets and liabilities:
          Increase in accounts receivable                                          (1,098,590)            (409,914)
          Increase in prepaid expenses and other receivables                         (223,734)            (498,660)
          Increase in other assets                                                   (144,032)            (285,208)
          Decrease in accrued telecommunication costs, accounts payable,
              other accrued expenses and commissions payable                       (1,564,796)          (1,912,977)
                                                                                -------------       --------------

                    Net cash used in operating activities                          (8,182,321)          (6,009,698)
                                                                                -------------       --------------

Cash flows from investing activities:
    Purchase of property, equipment and software                                   (3,227,251)          (3,134,453)
    Issuance of notes receivable                                                     (323,227)              --
    Investment in marketable securities                                            (5,276,748)         (50,695,308)
    Proceeds from maturity of marketable securities                                10,086,464               --
    Investment in affiliate                                                           (87,412)              (5,176)
                                                                                -------------       --------------
                    Net cash provided by (used in) investment activities            1,171,826          (53,834,937)
                                                                                -------------       --------------

Cash flows from financing activities:
    Payments under capital leases                                                      --                 (170,011)
    Repayment of notes payable                                                         --               (1,316,755)
                                                                                -------------       --------------

                    Net cash used in financing activities                              --               (1,486,766)
                                                                                -------------       --------------


Effects of exchange rate changes on cash                                              (19,018)              34,610

Net decrease in cash and cash equivalents                                          (7,029,513)         (61,296,791)

Cash and cash equivalents at beginning of period                                    8,934,914           66,761,614
                                                                                -------------       --------------

Cash and cash equivalents at end of period                                      $   1,905,401       $    5,464,823
                                                                                =============       ==============

Supplemental disclosures of cash flow information:
    Interest paid                                                               $      --           $       40,099
                                                                                =============       ==============



See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              (Information as of March 31, 1996 and for the periods
                  ending March 31, 1996 and 1995 is unaudited)

(1)    Interim Consolidated Financial Statements

       The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by Viatel, Inc. and Subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated results of financial position, operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make information presented not misleading. It is suggested that these financial statements should be read in conjunction with the Company's 1995 annual consolidated financial statements. Operating results for the three months ended March 31, 1996 may not necessarily be indicative of the results that may be expected for the full year.

(2)    Investments in Debt Securities

       Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At March 31, 1996, the Company had no investments that qualified as trading.

       The amortized cost of debt securities classified as held to maturity and available for sale are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income.

       The following is a summary of the fair value of securities held to maturity and securities available for sale at March 31, 1996:



                                  Securities       Securities
                                   Held to         Available
                                   Maturity         for Sale         Total
                                 -------------    -------------   -------------
Money market instruments         $  1,166,127     $     --        $  1,166,127
Federal agencies obligations           --            1,109,518       1,109,518
Corporate debt securities              --           18,900,665      18,900,665
                                 ------------     ------------    ------------
                    Total        $  1,166,127     $ 20,010,183    $ 21,176,310
                                 ============     ============    ============

       The fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of March 31, 1996.

       Based upon contractual maturity, all securities held to maturity and securities available for sale at March 31, 1996 are due within one year.

       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(3)    Property and Equipment

       Property and equipment consists of the following as of:


                                                       March 31,    December 31,
                                                         1996           1995
                                                      -----------   ------------
Communications system                                 $15,857,587    $13,997,966
Leasehold improvements                                  1,375,415      1,062,742
Furniture, equipment and other                          3,379,468      2,755,600
Construction in progress                                  631,600        679,935
                                                      -----------    -----------
                                                       21,244,070     18,496,243
Less accumulated depreciation and amortization          3,654,366      2,781,122
                                                      -----------    -----------
                                                      $17,589,704    $15,715,121
                                                      ===========    ===========

       At March 31, 1996, construction in progress represents a portion of the current expansion of the European Network. As of March 31, 1996, $543,100 of interest has been capitalized with respect to this project.


(4)    Intangible Assets

       Intangible assets consist of the following as of:


                                                      March 31,     December 31,
                                                        1996            1995
                                                     ----------     ------------
Rights to territorial exclusivity                    $1,607,225       $1,607,225
Goodwill                                                474,065          474,065
Purchased software                                    1,039,825          661,999
Trademarks                                              213,599             --
Other                                                   131,225          133,834
                                                     ----------       ----------
                                                      3,465,939        2,877,123
Less accumulated amortization                         1,013,162          807,068
                                                     ----------       ----------
                                                     $2,452,777       $2,070,055
                                                     ==========       ==========

       Rights to territorial exclusivity represents the period of territorial exclusivity previously granted to the independent sales organizations which were acquired and is being amortized over three years.

       Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, seven years.

       The costs of all other intangible assets are being amortized over their useful lives, ranging from one to five years.

       The Company's intangible assets are assessed for recoverability at least quarterly. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projections of undiscounted future operating cash flows of the related intangible assets. The amount of intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

(5)    Long Term Liabilities

       In December 1994, the Company issued $120,700,000 of 15% senior unsecured discount notes due January 15, 2005 for approximately $58,000,000. The notes will fully accrete on a semiannual compounding basis to face value on January 15, 2000 with semiannual interest payments commencing July 15, 2000 until maturity.

       The notes are redeemable at the Company's option, in whole or in part, at any time on or after January 15, 2000 until maturity at redemption prices that range from 110% to 100% of the notes face value plus accrued interest. In addition, at any time prior to January 15, 1998, the Company may redeem up to $42,245.000 of the face value of the notes with the proceeds of one or more public equity offerings at 115% of the then accreted value of the notes to the redemption date. Upon a change of control, the Company is required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest, if any. The notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, make pre-payments of certain indebtedness and pay dividends.

       On March 31, 1996, the Company estimated the fair value of these notes to be $69,800,000 which approximates its accreted value. The estimate is based on quoted market prices for the notes.

(6)    Income Taxes

       The statutory Federal tax rate for the three months ended March 31, 1996 and 1995 was 35%. The effective tax rates were zero for the same periods, respectively, due to the Company incurring net operating losses for which no tax benefit was recorded.

       For Federal income tax purposes, the Company has unused loss carry forwards of approximately $43,800,000, expiring in 2007 through 2011. The availability of the net operating loss carry forwards to offset income in future years may be restricted if the Company undergoes an ownership change, which may occur as a result of future sales of Company stock and other events.

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                           March 31,            March 31,
                                                                              1996                 1995
                                                                         ---------------      ---------------
Accounts receivable principally due to allowance for doubtful
 accounts                                                                $      225,000       $     235,000
OID Interest not deductible in current period                                 3,832,000              --
Net operating loss carryforwards                                             15,328,000           7,758,000

                                                                         --------------       -------------
                  Total gross deferred tax assets                            19,385,000           7,993,000
Less valuation allowance                                                    (19,385,000)         (7,993,000)
                                                                         --------------       -------------
                  Net deferred tax assets                                $      --            $      --
                                                                         ==============       =============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. During the three months ended March 31, 1996 and 1995, the valuation allowance increased by $3,055,000 and $1,366,000, respectively.

(7)    Regulatory Matters

       The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.

(8)    Commitments and Contingencies - Litigation

       As a result of the Company's transition to direct sales organizations in Europe, two of its former independent sales representatives, in France and in Spain, have asserted breach of contract and certain other claims. Arbitration proceedings in respect to these claims are currently under way or pending. The aggregate amount of damages sought by the representatives is $8.8 million. The Company believes that it has meritorious defenses against the claims alleged by the representatives and intends to vigorously pursue all such defenses but the outcomes cannot be predicted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In Europe, the Company has created a telecommunications network with switching and multiplexing equipment ("Nodes") in Amsterdam, Barcelona, Brussels, Madrid, Milan, Paris, Rome and Frankfurt and a master switch in London (collectively, the "European Network"). The Company currently anticipates that two additional

Nodes will be connected to the European Network in 1996. All Nodes are connected by international private leased circuits ("IPLC's") to the master switch in London (except for the Node in Barcelona, from which traffic is routed though Madrid via an in-country leased line) which generally routes transmissions between the Nodes. Intercontinental transmissions are generally transmitted via a transatlantic leased line to the master switch in Omaha, Nebraska.

Since the incremental roll out of the Nodes in August of 1995, both quality and consistency of transmissions over the European Network have improved. However, consistency has been impeded by, among other factors, IPLC micro-interruptions, access problems and hardware/software failures. The IPLC micro-interruptions were substantially attributable to a third party, and the Company believes that this problem has been substantially remedied. See "Liquidity and Capital Resources--Average Monthly Cash Requirements." In addition, access problems and hardware/software failures are also expected to be reduced as certain equipment modifications and software refinements are made.

During the first quarter of 1996, the Company experienced growth of 52.8% and 136.0% in revenues and minutes, respectively, and a modest improvement on gross margins as compared to the corresponding period of 1995. However, revenue and gross margins remained below the Company's targets, and general and administrative expenses were larger than anticipated. As a result, the Company experienced a net loss of $9.1 million during the first quarter of 1996, as compared to a net loss of approximately $5.0 million for such period of 1995. A substantial portion of this increase reflects costs incurred during the third and fourth quarters of 1995 in building a direct sales organization in Europe and expanding the infrastructure for the Company's operations.

The Company has decided to reorganize certain elements of its operations to manage growth more effectively. Through this reorganization, the Company anticipates that expenses will be reduced, operational efficiency and service will be improved and capital expenditures will be curtailed until such time as increased revenue justifies a larger infrastructure. In addition, the Company's executive offices will be relocated to New York where its financial, legal and human resource departments reside. Such a relocated executive office will be more centrally located between its operational headquarters in Omaha, Nebraska, the Company's principal markets of Europe and Latin America (together representing approximately 72.1% of revenue for the quarter ended March 31,
1996) and the wholesale business conducted in the United States (representing approximately 12.4% of revenue for the quarter ended March 31, 1996). The Company also anticipates that other financial functions currently performed elsewhere will be moved to New York.

The Company's President will continue to be resident in Europe, and he, together with the two recently appointed regional directors of Europe, will oversee the operations of the European sales organizations. Should circumstances warrant, the Company will appoint a European coordinator for sales and marketing. In London, the Company will maintain a reduced administrative staff, including its

European General Counsel, and will continue to maintain its master switch for the European Network. The European Network's sales and marketing functions, such as pricing and marketing, will be moved from London to certain of the Company's field offices to allow these functions to better reflect regional customs and practices.

Finally, in managing growth, the Company will be more conservative in allocating its resources. See "--Liquidity and Capital Resources-Capital Expenditures."
The Company is currently exploring alternatives for extending the addressable market of its European Network in a less capital intensive manner. One alternative involves establishing points of presence in strategic locations to supplement Nodes. The Company has not yet adopted any alternative, and no assurance can be provided that the overall cost of any alternative will be less than the cost of purchasing, installing and maintaining Nodes.

There can be no assurance that the Company's efforts to manage its growth through this reorganization will be successful. The Company's ability to generate positive cash flow will depend upon many factors beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its capital requirements, the Company will be required to refinance all or a portion of its indebtedness or raise additional capital. There can be no assurance that any such refinancing could be obtained on terms favorable to the Company, if at all, or that any form of additional capital will be available. See "--Liquidity and Capital Resources."

Results of Operations

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

Revenues. Net revenues increased by 52.8% to $10.6 million on 10.9 million revenue minutes for the first quarter of 1996 from $6.9 million on 4.6 million revenue minutes for first quarter of 1995. This revenue growth was generated primarily from the European Network, Latin America, the wholesale business and the Pacific Rim. In addition, revenue from the provision of sales through independent sales agents in Africa and the Middle East have become insignificant, although much of the sales has been migrated to carriers with which the Company does wholesale business.

The overall increase in revenue minutes was partially offset by declining revenue per minute. Average revenue per minute declined by 36.2% from $1.49 in the first quarter of 1995 to $0.95 in the first quarter of 1996 primarily because of a higher percentage of (i) lower-priced European traffic from the European Network and (ii) low priced wholesale traffic and a rate reduction in response to pricing reductions enacted by local PTTs. See "Results of Operations-Cost of Telecommunication Services."

Revenue per minute from the sale of services to end users decreased to $1.17 in the first quarter of 1996 from $1.57 in the first quarter of 1995. Revenue per minute from the sale of services to other carriers and resellers increased to $0.42 in the first quarter of 1996 from $0.34 in the first quarter of 1995. The number of customers billed rose 64.2% to 11,363 at March 31, 1996 from 6,922 at March 31, 1995.

Europe is becoming an increasingly more important market for the Company. During the first quarter of 1996, approximately 42.5% of the Company's revenue was generated in Europe as compared to 36% of the Company's revenues during the first quarter of 1995. In contrast, despite a 5.7% increase over the corresponding period of 1995, revenue from Latin America represented 29.6% of the Company's revenue during the first quarter of 1996 versus 43% of the Company's revenue during such quarter of 1995. The Company is increasing its efforts in Latin America to make its services more attractive through intensified sales and marketing and aggressive pricing.

The Company also significantly increased its wholesale carrier business under which the Company sells transmission and other telecommunication services to other carriers and resellers at discounted rates to utilize excess network capacity. While the wholesale carrier business has a lower average margin than the Company's other business units, such gross profits contribute to satisfying fixed costs. The wholesale carrier business represented 12.6% and 29.0% of total revenue and minutes, respectively, for the first quarter of 1996 as compared to 1.3% and 6.0% of total revenue and minutes, respectively, for the first quarter of 1995. While this increase represents more than a nine-fold increase over the corresponding period for 1995, some of the increase represents the migration of business formerly conducted by the Company in Africa and the Middle East through independent sales representatives to carriers with which the Company does wholesale business. The Company does not expect continued growth of this magnitude, but intends to continue selling its unused capacity.

The Company experienced customer cancellations and non-usage, or "churn" in the quarters ended March 31, 1996 and 1995. The Company believes, based on preliminary data, that churn has diminished, primarily because of improvements in both quality and consistency of transmissions over the European Network and that its ability to further minimize churn is contingent on further improvements to the European Network's consistency and customer service. However, in the competitive telecommunications environment in which the Company operates, churn is expected.

During the first quarter of 1996, the Company commenced trials of domestic long distance telecommunication services in Spain and Italy, the two countries in which the Company had the technical ability to provide such services. No assurance can be provided that these trials will be successful or that these services will be extended beyond the trial phase.

Cost of Telecommunication Services. Cost of telecommunication services increased to $9.0 million in the first quarter of 1996 from $5.9 million in the first quarter of 1995 and as a percentage of revenue marginally decreased to approximately 85% in the first quarter of 1996 from 85.2% in the first quarter of 1995. The corresponding increase in gross margin was primarily due to changes in revenue attributable to changes in access, overall product mix and increased transmissions over the European Network. Accordingly, the Company experienced a 41.8% decrease in average cost per minute to $0.64 during the first quarter of 1996 from $1.10 during the first quarter of 1995. This decrease, which mitigated the effect of the decline in average revenue per minute, was attributable primarily to traffic being routed through the European Network (which originated approximately 79% of the Company's European-related call revenue during the first quarter of 1996). The increased European Network utilization helped reduce costs associated with intra-European and intercontinental telecommunication services due to the significant fixed cost nature of the European Network.


Gross margins for the first quarter of 1996 were adversely effected by increases in certain fixed costs related to expanding the Company's overall transmission capacity. These fixed costs are expected to be absorbed as traffic volume over the European Network increases. As a result of obtaining additional IPLC capacity, the costs associated with the European Network increased to approximately $0.8 million for the first quarter of 1996 (8.0% of revenues for such period) from approximately $0.4 million for the first quarter of 1995 (5.6% of revenues for such period). Additionally, costs associated with enhancing the United States backbone (redundant fiber optic capacity at the Omaha facility and a leased line between New York and Omaha) totaling approximately $0.2 million (2.0% of revenues for such period) were incurred. The IPLC's represent a significant portion of the Company's fixed costs and were not fully utilized in the first quarter of 1996. The Company believes that use of the IPLC's will continue to increase and that such increase will positively impact the overall gross margin as a percentage of revenue.

As demand for minutes increases by the Company's customers, the Company is able to reduce its per minute cost by purchasing increasingly larger quantity of minutes than was previously purchased.

Selling Expenses. Selling expenses increased to $2.4 million in the first quarter of 1996 from $1.5 million in the first quarter of 1995 and, as a percentage of revenue, increased to approximately 22.7% in the first quarter of 1996 from 22.2% in the first quarter of 1995. In contrast, commissions paid to independent sales representatives constituted 24% of all selling expenses for the first quarter of 1996 compared to 43.8% for the first quarter of 1995. The increase in selling expenses and overall change in the expense structure is attributable to the Company's establishment of direct sales organizations.
The Company currently has sales offices in Belgium, France, Germany, Holland, Italy and Spain. Accordingly, salary related selling expenses represented
49.1% and 42.3% of total selling expenses for the three months ended
March 31, 1996 and 1995, respectively. The Company has commenced using non-exclusive independent representatives to supplement the efforts of the direct sales organizations. This strategy provides the Company with the benefits of a direct sales organization while minimizing the costs associated with such an undertaking.

General and Administrative Expense. General and administrative expense increased to $5.0 million in the first quarter of 1996 from $2.9 million in the first quarter of 1995 and, as a percentage of revenue, increased to approximately 48.4% in the first quarter of 1996 from 42.8% in the first quarter of 1995. Much of this increase is attributable to the costs of building a direct sales force in Europe and an infrastructure for operations. As discussed above, the Company is seeking to manage growth more effectively and is taking measures to reduce costs, with an emphasis on general and administrative expenses. See "Overview."

Depreciation and Amortization. Depreciation and amortization expense, which includes depreciation on the Company's transmission facilities, increased to approximately $1.0 million in the first quarter of 1996 from approximately $0.5 million in the first quarter of 1995. The increase was due primarily to the depreciation of nodes and other equipment placed in service during 1995 and the first quarter of 1996.

Interest Expense. Interest expense increased to approximately $2.6 million in the first quarter of 1996 from approximately $2.1 million in the first quarter of 1995 due to the accretion of non cash interest on the notes (the "Notes") issued by the Company as part of a $75 million unit offering in December 1994 (the "Unit Offering"). No interest is payable on the Notes until July 15, 2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. This expense was partially offset by investing the net proceeds from the Unit Offering in highly liquid debt which generated approximately $0.5 million and $1.0 million in interest income for the three months ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

The Company has incurred $56.7 million of aggregate annual losses from operations since its organization through March 31, 1996 and anticipates that the cash flow from operations will continue to be negative until the last quarter of 1997. As of March 31, 1996, the Company had $23.1 million of cash, cash equivalents and other liquid investments.

The Company believes that, based on its current forecasts, the Company should be able to fund its capital requirements until the fourth quarter of 1997. However, there can be no assurance that such efforts will be successful as the Company's ability to generate positive cash flow will depend upon many factors beyond the Company's control. Among these factors are the Company's future performance in its principal markets, competition, regulatory and legislative action, technological developments and the availability of leased capacity. If the Company is unable to generate sufficient cash flow to meet its capital requirements, the Company will be required to refinance its indebtedness or raise additional capital. There can be no assurance that any such refinancing could be obtained on terms favorable to the Company, if at all, or that any form of additional capital will be available.


Capital Expenditures. The Company's operations have required substantial capital expenditures for the creation of an operational infrastructure, the purchase of Nodes and the continued development of the European Network. The Company anticipates that it will continue to make such expenditures, but significant capital expenditures will be made only if a return on the investment can be expected in the near term. Historically, the Company has funded these investments through equity and debt issuances and vendor financings. As of March 31, 1996, the Company had entered into purchase commitments for two Nodes for an aggregate price of approximately $0.8 million. Based on current needs and projections, it is anticipated that capital expenditures aggregating approximately $3.0 million will be made during the balance of 1996.

Average Monthly Cash Requirements. During the quarter ended March 31, 1996, the Company's average current monthly cash requirements were approximately $2.0 million. This average excludes approximately (i) $3.2 million for capital expenditures for the purchase of equipment, software, and the continued development of the European Network, (ii) $2.2 million in connection with the settlement of the Company's fee dispute for past services with its facilities-based IPLC vendor, under which the Company also will pay $1.4 million for past services during the second quarter of 1996 and (iii) $0.6 million for other non-recurring items. Due to the costs savings associated with the reorganization, it is anticipated that over time the average monthly cash requirements will be reduced.

Interest Requirements and Debt Repayment. No interest is payable on the Notes until July 15, 2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. Until January 15, 2000, the Notes will fully accrete on a semi-annual basis to their aggregate $120.7 million face value. If the Company is unable to generate sufficient cash flow to satisfy the debt service requirements on the Notes, the Company will be required to refinance the Notes or raise additional capital. There can be no assurance that any such refinancing could be obtained on terms favorable to the Company, if at all, or that any form of additional capital will be available.

Foreign Currency. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar since the Company bills in local currency in countries where the local currency is relatively stable, while transmission costs are largely incurred in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the three months ended March 31, 1996 approximately 53% of the Company's revenues were billed in currencies other than the U.S. Dollar. Furthermore, the costs of substantially all of the Company's transmission equipment (i.e., Nodes) related to the ongoing expansion of the European Network have been and will continue to be U.S. Dollar denominated.

With the continued deployment of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenues. These developments are creating a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local sales organizations has been derived from revenue that was collected in local currencies. Consequently, the Company's financial position as of March 31, 1996 and results of operations for the three months ended March 31, 1996 were not significantly impacted by the volatility experienced by the U.S. Dollar in foreign markets. The Company's foreign currency exposure, resulting from foreign currency revenues in excess of foreign currency denominated costs, will be managed, as necessary, in part through the use of hedging techniques as considered necessary.

                           PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

             (a)   None.

             (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIATEL, INC.



                                    By:     /s/  Martin Varsavsky
                                            ---------------------------------
                                            Martin Varsavsky
                                            President and
                                            Chief Executive Officer


                                    By:     /s/  Allan Shaw
                                            ---------------------------------
                                            Allan Shaw
                                            Vice President Finance,
                                            Chief Financial Officer

Date:  May 14, 1996