Form 10-Q/A
period 1996-06-30
VIATEL INC
filed 1996-09-25
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  _________________

                                      FORM 10-Q/A-1


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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. As of June 30, 1996, the registrant had outstanding 4,357,270 shares of Class A Common Stock, par value $.01 per share, and 16,204,202 shares of Common Stock, par value $.01 per share.

                                PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements.


                               VIATEL, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets

                                 Assets                  June 30,
                                                           1996        December 31,
                                                       (Unaudited)          1995
                                                       __________      ____________

    Current Assets:
      Cash and cash equivalents                    $    7,713,531     $  8,934,914
      Marketable securities, current                    5,055,909       25,004,050
      Trade accounts receivable, less allowance
         for doubtful accounts of $621,000 and
         $473,000, respectively                         6,745,493        4,723,664
      Other receivables                                 2,847,959        2,757,675
      Prepaid expenses                                    733,098          742,803
                                                   --------------     ------------
                Total current assets                   23,095,990       42,163,106
                                                   --------------     ------------
    Marketable securities, non-current                       ---         1,127,442
    Property and equipment, less accumulated
         depreciation of $4,560,000 and
         $2,781,000, respectively                      18,108,129       15,715,121
    Deferred financing and registration fees,
         less accumulated amortization of
         $553,000 and $364,000, respectively            3,236,167        3,431,540
    Intangible assets, less accumulated
         amortization of $1,220,000 and
         $807,000, respectively                         2,302,340        2,070,055
    Other assets                                        1,807,008        1,106,182
                                                   --------------     ------------
                                                   $   48,549,634     $ 65,613,446
                                                   ==============     ============

        Liabilities and Stockholders' Deficit

    Current Liabilities:
      Accrued telecommunications costs             $    8,619,071     $ 11,056,235
      Accounts payable and other accrued
         expenses                                       5,791,109        4,591,628
      Commissions payable                                 405,199          300,655
                                                   --------------     ------------
                Total current liabilities              14,815,379       15,948,518
                                                   --------------     ------------

    Long-term liabilities:
      Senior discount notes, less discount
         of $48,371,027 and $53,416,992,
         respectively                                 72,328,973       67,283,008

    Commitments and contingencies

    Stockholders' deficit:
      Common stock, $.01 par value.  Authorized
         50,000,0000 shares issued and
         outstanding 16,204,202 and 16,104,202
         shares, respectively                           162,042           161,042
      Class A Common Stock, $.01 par value.
         Authorized 10,000,000 shares, issued
         and outstanding 4,357,270 shares                43,573            43,573
      Additional paid-in capital                     30,419,804        30,030,805
      Unearned compensation                            (162,600)          (78,000)
      Cumulative translation adjustment                (822,431)         (164,676)
      Accumulated deficit                           (68,235,106)      (47,610,824)
                                                   ------------       -----------
                Total Stockholders' deficit         (38,594,718)      (17,618,080)
                                                   ------------       -----------
                                                   $ 48,549,634      $ 65,613,446
                                                   ============      ============


                 See accompanying notes to consolidated financial statements.


                               VIATEL, INC. AND SUBSIDIARIES
                             Consolidated Statements of Operations
                                         (Unaudited)

                                                        For the Three Months Ended
                                                                  June 30,
                                                        --------------------------
                                                          1996             1995
                                                        --------         --------

    Telecommunications revenue                     $  11,691,959       $ 7,262,683
                                                   -------------       -----------

    Operating Expenses:

      Costs of telecommunications services             9,578,517         6,208,514
      Selling expenses                                 2,669,744         1,832,324
      General and administrative expense               7,460,623         4,315,545
      Depreciation and amortization                    1,144,146           465,029
      Equipment impairment loss                            ---             560,419
                                                   ------------        -----------
            Total operating expenses                  20,853,030        13,381,831
                                                   -------------       -----------

    Other income (expenses):
      Interest income                                    268,808           821,712
      Interest expense                                (2,601,556)       (2,156,581)
      Share in loss of affiliate                          (3,639)          (11,083)
                                                   -------------        ----------

            Net loss                                $(11,497,458)      $(7,465,100)
                                                    ============       ===========

                                                        For the Six Months Ended
                                                                  June 30,
                                                        --------------------------
                                                          1996             1995
                                                        --------         --------

    Telecommunications revenue                       $ 22,282,229     $ 14,191,982
                                                     ------------      -----------

    Operating Expenses:

      Costs of telecommunications services             18,577,766       12,108,746
      Selling expenses                                  5,070,968        3,369,020
      General and administrative expense               12,589,713        7,218,096
      Depreciation and amortization                     2,231,823          880,931
      Equipment impairment loss                               ---          560,419
                                                     ------------      -----------
            Total operating expenses                   38,470,270       24,137,212
                                                     ------------      -----------

    Other income (expenses):
      Interest income                                     739,452        1,855,440
      Interest expense                                 (5,170,752)      (4,326,975)
      Share in loss of affiliate                           (4,941)         (22,764)
                                                     ------------       ----------

            Net loss                                $ (20,624,282)    $(12,439,529)
                                                    =============     ============




                                VIATEL, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                     For the Six Months Ended
                                                                June 30,
                                                      --------------------------
                                                         1996             1995
                                                       --------         --------
    Cash flows from operating activities:
      Net loss                                     $ (20,624,282)    $ (12,439,529)
      Adjustments to reconcile net loss
         to net cash used in operating
           activities:
         Deferred financing costs                            ---          (125,559)
         Equipment impairment loss                           ---           560,419
         Depreciation and amortization                 2,231,823           880,931
         Interest expense on senior discount notes     5,169,138         4,270,026
         Accrued interest income on marketable
           securities                                   (219,899)       (1,195,522)
         Provision for losses on accounts
           receivable                                  1,044,308            56,697
         Share in loss of affiliate                        4,941            22,764
         Unearned compensation                           305,400               ---
      Changes in assets and liabilities:
         Increase in accounts receivable              (3,048,211)          (42,485)
         Decrease (Increase) in prepaid
           expenses and other receivables                673,756        (1,000,223)
         Increase in other assets                     (  464,694)         (891,658)
         Decrease in accrued telecommunications
           costs, accounts payable, other
           accrued expenses and commissions
           payable                                    (1,580,529)       (1,828,364)
                                                   -------------     -------------
                 Net cash used in operating
                  activities                         (16,508,249)      (11,732,503)
                                                   -------------     -------------

    Cash flows from investing activities:
      Purchase of property, equipment and
         software                                    (4,660,158)        (5,360,740)
      Issuance of notes receivable                     (323,227)               ---
      Investment in marketable securities           (13,774,332)       (50,695,308)
      Proceeds from maturity of marketable
         securities                                  34,159,209          8,137,443
      Investment in affiliate                           (93,953)          (202,255)
                                                   ------------      -------------
                 Net cash provided by (used
                  in) investing activities           15,307,539        (48,120,860)
                                                   ------------      -------------

    Cash flows from financing activities:
      Payments under capital leases                         ---           (285,252)
      Repayment of notes payable                            ---         (1,966,218)
                                                   ------------      -------------
                 Net cash used in
                  financing activities                      ---         (2,251,470)
                                                   ------------      -------------
    Effects of exchange rates on cash                   (20,673)            30,680
                                                   ------------      -------------
    Net decrease in cash and cash
       equivalents                                   (1,221,383)       (62,074,153)
    Cash and cash equivalents at
       beginning of period                            8,934,914         66,761,614
                                                   ------------      -------------
    Cash and cash equivalents at
       end of period                               $  7,713,531      $   4,687,461
                                                   ============      =============
    Supplemental disclosure of cash
       flow information:

       Interest paid                               $        ---      $     56,949
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


  (1)     Interim Consolidated Financial Statements

  The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by Viatel, Inc. and Subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated results of financial position, operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's 1995 annual consolidated financial statements. Operating results for the three and six months ended June 30, 1996 may not be indicative of the results that may be expected for the full year.

  The Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as of January 1, 1996. With respect to SFAS 123, the Company has elected the "intrinsic value" based method of accounting for its stock-based compensation arrangements. Neither the adoption of SFAS 121 nor SFAS 123 had a material adverse effect on the Company.

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


  (3)  Stock Incentive Plan

       Stock option activity under the 1993 Flexible Stock Incentive Plan (the "Stock Incentive Plan") is shown below.

                                                       Option Price
                                                 -------------------------
                                   Number of     Per Share
                                   Shares        Average       Total Price
                                   ---------     ---------     -----------
  Shares under option at
    December 31, 1995               745,123       $2.69        $2,002,543
  Granted                           820,940       $3.90        $3,201,666
  Forfeitures                       (47,836)      $3.61        $ (172,851)
                                    -------       -----        ----------
  Shares under option at
    June 30, 1996                 1,518,227       $3.31        $5,031,358
                                  =========       =====        ==========

        As of June 30, 1996, 537,479 options were exercisable under the Stock Incentive Plan.

  (4)  Reorganization

       During the three months ended June 30, 1996, the Company recognized approximately $1.3 million of general and administrative expense for reorganizing certain elements of its operations. These expenses, of which approximately $.4 million has been paid to date and approximately $.3 million represents non-cash deferred compensation, are comprised principally of employee termination costs of approximately $1.0 million associated with the termination of 28 employees and a charge of approximately $.2 million for a portion of the Company's lease for its administrative quarters in London. The Company undertook this reorganization for the purpose of managing growth more effectively.

  (5)     Regulatory Matters

  The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.

  (6)     Commitments and Contingencies - Litigation

  On June 5, 1996, a French arbitration tribunal rendered a judgment against the Company in connection with a claim by an independent sales representative (the "Claimant") for alleged breach of contract and certain other claims. Although the Claimant requested total monetary damages of approximately $3 million and sought reinstatement as the Company's exclusive sales representative in France, the arbitration panel awarded the Claimant FF 4.3 million (approximately $0.83 million based on foreign exchange rates in effect as of June 30, 1996) and the panel terminated the Claimant's sales agency. As a result, included in general administrative expense is a charge of approximately $.83 million for the three and six months ended June 30, 1996.

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


  During the first six months of 1996, the Company experienced growth of approximately 57.0% in telecommunications revenue and an improvement in gross margin as compared to the corresponding period in 1995. However, telecommunications revenue and gross margins remained below the Company's targets, and general and administrative expenses, as a percentage of revenue, increased more than anticipated. As a result, the Company experienced a net loss of approximately $20.6 million during the first six months of 1996, as compared to a net loss of approximately $12.4 million during the first six months of 1995. A substantial portion of the increase in net loss is attributable to additional costs incurred by the Company in connection with its expansion of its direct sales force in Western Europe and its administrative infrastructure.



  During the first six months of 1996, certain trends were evident including (i) an increase in telecommunications revenue of 10.4% from $10.6 million in the first quarter of 1996 to $11.7 million in the second quarter of 1996, (ii) an increase in billable minutes of 30.3% from 10.9 million billable minutes in the first quarter of 1996 to 14.2 million billable minutes in the second quarter of 1996, (iii) an increase in gross margins from 15.0% in the first quarter of 1996 to 18.1% in the second quarter of 1996 and (iv) a relative stability in selling expenses, as a percentage of revenue, which was 22.7% in the first quarter of 1996 and 22.8% in the second quarter of 1996. In addition, while general and administrative expense, as a percentage of revenue, increased from 48.4% in the first quarter of 1996 to 63.8% in the second quarter of 1996, such expense would have decreased, as a percentage of revenue, to 45.9% if charges for the Company's reorganization (the "Reorganization") and an expense associated with a judgment rendered by a French arbitration tribunal against the Company in connection with a claim by an independent sales representative had not been incurred. See "-- Results of Operations."



  The Company's ability to generate positive cash flow depends upon many factors beyond the Company's control. The Company currently anticipates that it will be able to fund its capital requirements until the first quarter of 1997. Consequently, the Company is currently exploring several alternatives for raising additional capital including a public offering of Common Stock. On August 7, 1996, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the offering of up to $135.0 million of Common Stock (assuming the exercise in full of an over-allotment option granted to the underwriters). There can be no assurance that the Company will be able to complete the offering contemplated in such registration statement or that any financing will be obtained on terms favorable to the Company. See "-- Liquidity and Capital Resources."


  Results of Operations

  Three Months Ended June 30, 1996 Compared to Three Months Ended June 30,
  1995.

  TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 61.0% to $11.7 million on 14.2 million billable minutes for the three months ended June 30, 1996 from $7.3 million on 5.4 million billable minutes for the three months ended June 30, 1995. Telecommunications revenue growth for the three months ended June 30, 1996 was generated primarily from higher traffic volume on the European Network, from growth in the Company's wholesale business and, to a lesser extent, from growth in traffic volume in Latin America and the Pacific Rim.

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

  Western Europe is becoming an increasingly important market for the Company. During the three months ended June 30, 1996, approximately 41.4% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 34.8% of the Company's telecommunications revenue during the corresponding period in 1995. In contrast, despite an increase of approximately 9.2% over the corresponding period in 1995, telecommunications revenue from Latin America represented approximately 28.0% of the Company's telecommunications revenue during the three months ended June 30, 1996 as compared to approximately 42.1% of the Company's telecommunications revenue during the three months ended June 30, 1995. Historically, significant portions of the Company's telecommunications revenue have been derived from Latin America, principally from the provision of callback and international toll free related services. Presently, the Company is devoting substantial resources to the deregulating Western European market, and although it expects revenue from Latin America as well as other geographic regions to grow, it expects such revenue to continue to decrease as a percentage of the Company's total telecommunications revenue in the near term.

  The Company has significantly increased its wholesale business through which it sells switched minutes to carriers and other resellers at discounted rates to utilize excess network capacity. While the wholesale business has lower average gross margins than the Company's non-wholesale business, the telecommunications revenue generated from the wholesale business partially offsets the fixed costs associated with the Viatel Network. The wholesale business represented approximately 18.6% and approximately 36.8% of total telecommunications revenue and billable minutes, respectively, for the three months ended June 30, 1996 as compared to approximately 3.9% and approximately 17.9% of total telecommunications revenue and billable minutes, respectively, for the three months ended June 30, 1995. While this increase in telecommunications revenue represents more than an eight-fold increase over the corresponding period in 1995, a portion of this increase represents the migration of business formerly conducted by the Company in Africa and the Middle East through indirect sales representatives to carriers which purchase switched minutes from the Company. The Company does not expect telecommunications revenue generated by its wholesale business to continue to grow at this rate.

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


  Gross margins for the three months ended June 30, 1996 were negatively impacted by increases in certain costs related to the expansion of the Company's overall transmission capacity. These fixed costs are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network increases. As a result of obtaining additional international private line circuit ("IPLC") capacity, the costs associated with the European Network increased to approximately $1.0 million for the three months ended June 30, 1996 (approximately 8.2% of telecommunications revenue for such period) from approximately $0.4 million for the three months ended June 30, 1995 (approximately 5.9% of telecommunications revenue for such period). IPLCs represent a significant portion of the Company's fixed costs and were not fully utilized in the three months ended June 30, 1996. The Company believes its use of IPLCs will continue to increase and such increase will positively impact the Company's overall gross margins, as a percentage of revenue, as more minutes are routed through the European Network. This benefit, however, is primarily limited to calls that either originate or terminate in a city where the Company has a switch or a point of presence ("POP"), because otherwise the Company transports the call over the public switched telephone network ("PSTN") at higher transmission costs and reduced margins.



  SELLING EXPENSES. Selling expenses increased to $2.7 million in the three months ended June 30, 1996 from $1.8 million in the three months ended June 30, 1995 and, as a percentage of telecommunications revenue, decreased to approximately 22.8% in the second quarter of 1996 from approximately 25.2% in the second quarter of 1995. Commissions paid to independent sales representatives constituted approximately 24.6% of all selling expenses for the three months ended June 30, 1996 compared to approximately 32.8% for the three months ended June 30, 1995. The increase in selling expenses is attributable to the Company's establishment of direct sales organizations. Salary related selling expenses represented approximately 47.7% and approximately 47.6% of total selling expenses for the three months ended June 30, 1996 and 1995, respectively.



  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $7.5 million in the three months ended June 30, 1996 from $4.3 million in the three months ended June 30, 1995 and, as a percentage of revenue, increased to approximately 63.8% in the second quarter of 1996 from approximately 59.4% in the second quarter of 1995. Much of this increase is attributable to the costs of building a direct sales force in Western Europe and overhead costs associated with the Company's headquarters, back office and network operations. Absent a charge associated with a corporate restructuring undertaken by the Company during the period (the "Reorganization") and an expense associated with a French arbitration award against the Company, general and administrative expense would have decreased to approximately 45.9% as a percentage of telecommunications revenue. The Company is also the subject of an arbitration proceeding in which the Company's former independent sales representative in Madrid (the "Spanish Representative") is seeking $5.8 million in damages. The Company believes that any potential adverse determination in this arbitration would not have a material adverse effect on the Company's business, financial condition or results of operations.



  During the second quarter of 1996, the Company recognized approximately $1.3 million of general and administrative expense associated with the Reorganization, of which approximately $0.4 million has been paid to date and approximately $0.3 million represents non-cash deferred compensation. These expenses are comprised principally of employee termination and relocation costs and the write-down of a portion of the Company's lease for its administrative quarters in London.


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

  Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
  1995.

  TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 57.0% to $22.3 million on 25.1 million billable minutes for the six months ended June 30, 1996 from $14.2 million on 10.0 million billable minutes for the six months ended June 30, 1995. Telecommunications revenue growth for the six months ended June 30, 1996 was generated primarily from higher traffic volume on the European Network, from growth in the Company's wholesale business and, to a lesser extent, from growth in traffic volume in Latin America and the Pacific Rim.


  The overall increase of 150.9% in billable minutes from the six months ended June 30, 1995 to the six months ended June 30, 1996 was partially offset by declining revenue per billable minute. Average revenue per billable minute declined by 37.6% from $1.41 in the six-month period ended June 30, 1995 to $0.88 in the corresponding period in 1996 primarily because of (i) a higher percentage of lower-priced intra-European traffic from the European Network, (ii) a higher percentage of low-priced wholesale traffic, (iii) reductions in certain rates charged to non-wholesale customers in response to pricing reductions enacted by certain ITOs in Western Europe and (iv) changes in customer access methods. See "-- Cost of Telecommunications Services."



  Telecommunications revenue per billable minute from the sale of services to non-wholesale customers decreased to $1.12 in the six-month period ended June 30, 1996 from $1.56 in the six-month period ended June 30, 1995. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers increased to $0.42 in the six months ended June 30, 1996 from $0.30 in the six months ended June 30, 1995 primarily as a result of an overall increase in intercontinental call traffic. The number of customers billed rose 87.2% to 13,779 at June 30, 1996 from 7,360 at June 30, 1995.


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


  The Company's wholesale business represented approximately 15.8% and approximately 33.4% of total telecommunications revenue and billable minutes, respectively, for the six months ended June 30, 1996 as compared to approximately 2.6% and approximately 12.5% of total telecommunications revenue and billable minutes, respectively, for the six months ended June 30, 1995. While this increase in telecommunications revenue represents more than a nine-fold increase over the corresponding period in 1995, a portion of this increase represents the migration of business formerly conducted by the Company in Africa and the Middle East through indirect sales representatives to carriers which purchase switched minutes from the Company. The Company does not expect telecommunications revenue generated by its wholesale business to continue to grow at this rate.


  During the first quarter of 1996, the Company commenced trials of domestic long distance telecommunications services in Spain and Italy, the two countries in which the Company had the technical ability to provide such services. After having obtained favorable results, the Company decided to enter the national long distance business in certain European Union member states in which it operates.


  COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $18.6 million in the six months ended June 30, 1996 from $12.1 million in the six months ended June 30, 1995 and, as a percentage of revenue, decreased to approximately 83.4% from approximately 85.3% for the six months ended June 30, 1996 and 1995, respectively. The corresponding increase in gross margins was primarily due to changes in overall service mix and increased utilization of the European Network. The Company experienced a 40.5% decrease in average cost per billable minute to $0.72 during the six months ended June 30, 1996 from $1.21 during the six months ended June 30, 1995. This decrease, which more than offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased traffic being routed through the European Network, (ii) an increase in switched minutes generated by the Company's wholesale business and (iii) changes in customer access methods. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

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

  The Company believes its use of IPLCs will continue to increase and such increase will positively impact the Company's overall gross margins, as a percentage of revenue, as more minutes are routed through the European Network. This benefit, however, is primarily limited to calls that either originate or terminate in a city where the Company has a switch or a POP, because otherwise the Company transports the call over the PSTN at higher transmission costs and reduced margins.



  SELLING EXPENSES. Selling expenses increased to $5.1 million in the six months ended June 30, 1996 from $3.4 million in the corresponding period in 1995 and, as a percentage of telecommunications revenue, decreased to approximately 22.8% in the six months ended June 30, 1996 from approximately 23.7% in the six months ended June 30, 1995. Commissions paid to independent sales representatives constituted approximately 24.3% of all selling expenses for the six months ended June 30, 1996 compared to approximately 38.6% for the six months ended June 30, 1995. The increase in selling expenses is attributable to the Company's establishment of direct sales organizations. Salary related selling expenses represented approximately 48.4% and approximately 47.6% of total selling expenses for the six months ended June 30, 1996 and 1995, respectively.



  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $12.6 million in the six months ended June 30, 1996 from $7.2 million in the corresponding period in 1995 and, as a percentage of telecommunications revenue, increased to approximately 56.5% in the six months ended June 30, 1996 from approximately 50.9% in the six months ended June 30, 1995. Much of this increase is attributable to the costs of building a direct sales force in Western Europe and overhead costs associated with the Company's headquarters, back office and network operations. Absent a charge associated with the Reorganization and an expense associated with a French arbitration award against the Company, general and administrative expense would have decreased to approximately 47.1%, as a percentage of telecommunications revenue. The Company is also the subject of an arbitration proceeding in which the Spanish Representative is seeking $5.8 million in damages. The Company believes that any potential adverse determination in this arbitration would not have a material adverse effect on the Company's business, financial condition or results of operations.


  During the second quarter of 1996, the Company recognized approximately $1.3 million of general and administrative expense associated with the Reorganization, of which approximately $0.4 million has been paid to date and approximately $0.3 million represents non-cash deferred compensation. These expenses are comprised principally of employee termination and relocation costs and the write-down of a portion of the Company's lease for its administrative quarters in London.

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

  Liquidity and Capital Resources


  The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating losses for the next several years. Through June 30, 1996, the Company had incurred $68.2 million in aggregate losses from operating activities. As of June 30, 1996, the Company had $12.8 million of cash, cash equivalents and other liquid investments. The Company currently anticipates that it will be able to fund its capital requirements until the first quarter of 1997. Consequently, the Company is currently exploring several alternatives for raising additional capital including a public offering of Common Stock. On August 7, 1996, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the offering of up to $135.0 million of Common Stock (assuming the exercise in full of an over-allotment option granted to the underwriters). There can be no assurance that the Company will be able to complete the offering contemplated in such registration statement or that any financing will be obtained on terms favorable to the Company.



  CAPITAL EXPENDITURES. The development of the Company's business has, in the past, required substantial capital expenditures. In the future, the Company will require substantial capital expenditures significantly in excess of historical levels to upgrade and expand the Viatel Network generally, and the European Network specifically, as well as to develop and expand new and existing services. During the six months ended June 30, 1996, the Company had capital expenditures of approximately $4.7 million. Historically, the Company has funded its capital expenditures through equity and debt issuances and vendor financings. As of June 30, 1996, the Company had entered into purchase commitments for network upgrades and other items aggregating approximately $0.8 million. The Company anticipates making additional capital expenditures aggregating approximately $1.2 million during the remainder of 1996.



  AVERAGE MONTHLY CASH REQUIREMENTS. During the six months ended June 30, 1996, the Company's average current monthly cash requirements were approximately $2.05 million, including approximately $0.5 million relating to minimum commitments under carrier contracts. This average excludes approximately (i) $5.3 million for capital expenditures for the purchase of equipment, software and the continued development of the European Network including approximately $.6 million of equipment purchased in 1995 and paid for in 1996, (ii) $3.6 million incurred in connection with the settlement of the Company's fee dispute for past services with a facilities-based IPLC vendor and (iii) $1.1 million for other non-recurring items (including $0.4 million paid in connection with employee termination and relocation costs). Due to the cost savings associated with the Reorganization, it is anticipated that, over time, average monthly cash requirements will be reduced.



  INTEREST REQUIREMENTS AND DEBT REPAYMENT. Until January 15, 2000, the Notes will accrue interest on a semi-annual basis to their aggregate $120.7 million principal amount. No interest is payable on the Notes until July 15, 2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. If the Company is unable to generate sufficient cash flow from operations to satisfy the debt service requirements on the Notes, the Company will be required to refinance the Notes or raise additional capital. There can be no assurance that any such refinancing could be obtained on terms favorable to the Company, if at all, or that any form of additional capital will be available. In addition, the Indenture pursuant to which the Notes were issued contains certain restrictive covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, make pre-payments of certain indebtedness, use the proceeds from certain sales of assets and pay dividends. There can be no assurance that the Company will be able to comply with such restrictive covenants in the future.


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


  With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of June 30, 1996 and its results of operations for the six months ended June 30, 1996 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

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

                                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VIATEL, INC.

                                         By: /s/ Michael J. Mahoney
                                            ------------------------------
                                            Michael J. Mahoney
                                            President and
                                            Chief Operating Officer


                                         By: /s/  Allan Shaw
                                            ------------------------------
                                            Allan Shaw
                                            Vice President, Finance and
                                            Chief Financial Officer

  Date:  September 25, 1996