Form 10-K/A
period 1995-12-31
VIATEL INC
filed 1996-10-15
CIK 945771

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-K/A-1

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended DECEMBER 31, 1995

                         OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
          REQUIRED)

          For the transition period from _______ to ________

          Commission File Number  33-92696
                                  --------

                              VIATEL, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

     DELAWARE                           13-3787366
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)      Identification No.)

           800 Third Avenue, New York, New York 10022
       ---------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area
code: (212) 935-6800
      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
          Title of each class           on which registered
          -------------------          ---------------------

                 None
              ----------

Securities registered pursuant to Section 12(g) of the Act:

                                None
------------------------------------------------------------
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities





Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                    [COVER PAGE 1 OF 2 PAGES]

          As of March 1, 1996, the aggregate market value, based on the last sale thereof of the issuer's voting stock (Common Stock) held by non-affiliates was approximately $22,402,177. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at December 31, 1995 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

          As of March 1, 1996, there were 16,104,202 shares of Common Stock and 4,357,270 shares of Non-Voting Common Stock, outstanding, respectively.



                 DOCUMENTS INCORPORATED BY REFERENCE


                                None.







                      [COVER PAGE 2 OF 2 PAGES]

                               PART II
                               -------






Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
         ----------------------------------------------

          The following is a discussion of the financial condition and results of operations for the years ended December 31, 1995, 1994 and 1993. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto.

OVERVIEW

          During the year ended December 31, 1995, the Company experienced growth of 23.0% and 71.5% in revenues and minutes, respectively. Furthermore, the Company experienced a 1.8% improvement on gross margins in comparison to the previous year. Despite these positive trends, the Company's revenues and gross margins were below its targeted goals. These shortfalls in the Company's anticipated operating performance were primarily attributable to the delay in the placing in operation of the replacement nodes (the "Nodes") for the European Network. The Company believes that the European Network will continue to reduce transmission costs as a percentage of telecommunications revenue as volume of traffic on the European Network increases due to the scale of economies inherent in a predominantly fixed cost structure. The elimination of costly ITF switched rates and expected declines in leased line rates are also expected to positively impact the Company's overall gross margins.


          The Company experienced delays in connecting the Nodes to the European Network. These delays were primarily attributable to connectivity delays by the local PTTs that have been substantially remedied. The Nodes, which have become operational on an incremental basis since August 1995, have resulted in improvements in both quality and consistency of the voice and facsimile calls transmitted over the European Network although, at the present time, consistency remains below the Company's standards. To date, the European Network includes switching and multiplexing equipment or Nodes in Amsterdam, Barcelona, Brussels, Madrid, Milan, Paris and Rome, all connected by IPLCs to London except for Barcelona, which is connected to Madrid with an in-country leased line. The Company expects, based on its business plan, that four to six additional nodes, including nodes in Frankfurt, Antwerp and Rotterdam, will be connected to the European Network during 1996. The foregoing expectation is based on the anticipated delivery dates of required hardware and the dates as of which IPLCs connecting such nodes to the Company's London hub and local connectivity of such additional nodes is expected to be obtained. The Company expects that the cost of each additional node will be approximately $450,000. This timetable reflects a substantial delay and a reduction in the schedule originally planned by the Company. This delay is due to the quality problems affecting the European Network that were experienced prior to the replacement of substantial portions of the European Network discussed below and to delays in obtaining local connectivity. The Company believes that significant market share opportunities exist in its current node cities and has revised its original deployment schedule accordingly. At the present time, the Company is not able to definitively determine the other additional nodes it will add during 1996 because the order of its continued roll-out will be dependent upon customer calling patterns in its initial European node cities (i.e. the Company will first add nodes in those cities which are most frequently called from its existing node cities). The Company is still in the process of evaluating these calling patterns and determining the order of its European roll-out. Once the Company decides to enter a particular node city, it generally will take approximately six months to connect the node to the European Network. This continued growth is contingent on the Company's ability to improve upon the European Network's consistency which has been impeded by factors such as IPLC micro-interruptions, access problems and hardware/software failures leading to dropped calls. The Company is currently taking steps to remedy conditions that hamper the European Network's overall consistency. Presently, there are two facilities-based providers of IPLCs in the United Kingdom and the number of facilities-based providers is expected to increase in 1996. As such, if the current facilities-based providers are unable to provide IPLCs up to the Company's quality and consistency standards, the Company anticipates that it will be capable of finding alternative sources for its IPLC requirements. Access problems are expected to be reduced as certain equipment modifications are made. The Company is also making refinements to its software.



          The Company believes that the improvements in quality and consistency, as well as the effect of establishing direct sales organizations, were principal factors in the growth it experienced during the fourth quarter of 1995. During the three months ended December 31, 1995, the Company experienced a 54.9% and 127.1% increase in telecommunications revenue and billable minutes, respectively, in comparison to the corresponding three month period ended December 31, 1994. The larger growth in billable minutes as compared to the growth in telecommunications revenue was due to a combination of a change in the revenue mix which, in the three month period ended December 31, 1995, included a higher percentage of lower-priced European paid access traffic and wholesale traffic and to reductions in rates resulting from the Company's response to pricing reductions enacted by the local PTTs. Paid access as a percentage of the Company's total European minutes has risen to approximately 81% during the three months ended December 31, 1995 from approximately 40% during the corresponding three month period ended December 31, 1994.
Accordingly, the Company was able to maintain its gross margin despite the decrease in revenue per billable minute due to a corresponding decrease in its overall cost per minute resulting from changes in access mix, the Company's shift to the predominantly fixed cost structure inherent in the European Network and also to a continued decline in U.S. switched international rates for outbound switched services. Furthermore, the Company anticipates that the costs related to significant components of its fixed cost structure, such as IPLCs, will decline as European infrastructure competition evolves. Developments such as these are expected to not only improve the Company's margins but are also expected to help improve the Company's competitive position in preparation for the expected deregulation of the Western European telecommunications market in January 1998.

          The previously mentioned shortfalls in the Company's anticipated telecommunications revenue were mitigated by the Company's ability to control discretionary costs necessary to support the Company's anticipated growth such as curtailing the number of sales people hired. Accordingly, the Company's operating loss and cash outflows were minimized. The Company will continue to manage such discretionary costs as management believes to be appropriate as it continues to expand its direct sales organizations in Western Europe.


RESULTS OF OPERATIONS

Year ended December 31, 1995, Compared to Year Ended December 31, 1994


          Telecommunications Revenue. Telecommunications revenue increased by approximately 23.0% to $32.3 million on 25.9 million billable minutes in 1995 from $26.3 million on 15.0 million billable minutes in 1994. This growth in telecommunications revenue resulted primarily from the use of direct sales organizations in Europe which the Company began to establish in late 1994, the creation of a wholesale business and growth experienced in the Company's revenue derived from the Pacific Rim ($4.4 million in 1995 versus $2.0 million in 1994). Part of this increase was offset by declining revenue per billable minute. Average revenue per minute declined by 27.6% from $1.70 in 1994 to $1.23 in 1995. The decrease was primarily due to a change in the revenue mix, which in 1995 included a higher percentage of lower-priced European traffic associated with the European Network becoming operational and a higher percentage of wholesale traffic, together with a reduction in rates as a result of the Company's response to price reductions by PTTs. The Company's wholesale business represented approximately 6.2% of telecommunications revenue and approximately 21.6% of billable minutes for 1995. Telecommunications revenue per billable minute from the sale of services to non-wholesale customers decreased from $1.72 in 1994 to $1.46 in 1995 while revenue per billable minute from the sale of services to other carriers and resellers was $0.35 in 1995. The number of customers billed rose 42.5% to 9,218 at December 31, 1995 from 6,469 at December 31, 1994.



          European revenue increased as a percentage of total telecommunications revenue from 29.4% in 1994 to 38.2% in 1995. Latin American revenue declined from 49.4% to 37.6% of total telecommunications revenue, in part because of the Company's current focus on the deregulating western European market and a reduction in Latin American revenues attributable to increased price competition from other call back companies, blockage of lines by certain PTTs and increases in the Pacific Rim and wholesale business. The Company is currently undertaking several marketing initiatives to stimulate revenue growth in Latin America.



          The Company experienced customer cancellations and non-usage, or "churn" in the years ended December 31, 1995 and 1994. The Company believes that this churn is primarily attributable to quality problems with respect to calls terminated over the European Network's previous configuration. The Company expects churn to diminish since the Nodes for the European Network have become operational which has resulted in improvements in both quality and consistency of the voice and facsimile calls transmitted over the European Network. The Company is unable to quantify or assess churn in relation to the European Network's new configuration due to the lack of historical data. The Company's ability to continue to minimize churn is contingent on improving the European Network's consistency as described in the Overview. Additionally, the Company is currently in the process of expanding its local customer service departments. This will enable the Company to be more responsive and proactive in respect to addressing customer concerns and identifying customer needs. Management believes that the establishment of strong local customer service departments will help minimize churn, stimulate usage by existing customers, and provide a key competitive advantage in the marketplace.



          Cost of Telecommunications Services. Cost of telecommunications services increased to $27.6 million in 1995 from $23.0 million in 1994 and, as a percentage of telecommunications revenue, decreased to approximately 85.6% from 87.4% for the years ended December 31, 1995 and 1994, respectively. The corresponding increase in gross margin was primarily attributable to changes in customer access methods and changes in service mix attributable to the European Network becoming operational. Accordingly, the Company experienced an approximately 32.0% decrease in average cost per billable minute to $1.04 during 1995 from $1.53 during 1994. This decrease, which more than offset the effect of the decline in average revenue per billable minute, was attributable to a continued decline in U.S. international rates for outbound switched minutes and to increased traffic volume being routed through the European Network, which was used to originate calls accounting for approximately 58.0% of the Company's European-related call revenue during 1995. The increased European Network utilization helped reduce costs associated with intra-European and intercontinental telecommunications services due to the predominantly fixed cost nature of the European Network.
On the other hand, during 1994, the Company's gross margin was adversely affected by the delayed implementation of the European Network. The Company had priced its services competitively with the PTTs in Spain and Italy in anticipation of the European Network's becoming operational; however, due to delays in the implementation of the European Network, the Company realized significant losses on this traffic as a result of having to route calls through ITF access instead of through the European Network.



          Increases in certain fixed costs related to expansion of the Company's overall transmission capacity negatively impacted the Company's gross margin for the year ended December 31, 1995. As a result of obtaining additional IPLC capacity, the costs associated with the European Network increased to approximately $2.0 million for 1995 (approximately 6.3% of revenue for such period) from approximately $1.1 million for 1994 (approximately 4.1% of revenue for such period). Additionally, the Company incurred costs associated with obtaining redundant fiber optic capacity at the Omaha, Nebraska facility totaling approximately $.5 million (approximately 1.7% of revenue for 1995). The IPLCs represent a significant portion of the Company's fixed costs and were underutilized as a result of the incremental roll-out of the Nodes since August of 1995. The Company believes that it will increase its utilization of the IPLCs and that such increase will positively impact the overall gross margin as a percentage of telecommunications revenue.



          Selling Expenses. Selling expenses increased to $7.5 million in 1995 from $4.5 million in 1994 and, as a percentage of telecommunications revenue, increased to approximately 23.1% from approximately 17.0% for the years ended December 31, 1995 and 1994, respectively. During 1994, these expenses were principally comprised of commissions paid to independent sales representatives which constituted 75.1% of all selling expenses in comparison to
approximately 31.5% for 1995.    The increase in selling expenses and
change in expense structure is attributable to the Company's strategy of establishing direct sales organizations to take greater control over the marketing of its services and to provide a higher level of customer service. The Company began to implement this strategy in late 1994 and, as of December 31, 1995, had sales offices in Belgium, France, Germany, the Netherlands, Italy and Spain. Accordingly, salary related selling expenses increased to 48.5% of total selling
expenses for 1995 in comparison to approximately 7.7% for 1994.   As a
percentage of telecommunications revenue, the use of direct sales organizations is more costly than the use of independent sales organizations during the start-up phase of a sales operation.
However, the Company anticipates that selling expenses, as a percentage of telecommunications revenue, will decrease over time.



          General and Administrative Expense. General and administrative expense increased to $16.9 million in 1995 from $9.9 in 1994 and, as a percentage of telecommunications revenue, increased to approximately 52.2% from approximately 37.5% for the years ended December 31, 1995 and 1994, respectively. Beginning in the third quarter of 1994, the Company invested significant funds in establishing a physical presence in its various geographic markets in Western Europe and in building an administrative infrastructure in its United States and Western European offices. Such an effort entailed significant expenditures for salary, rent, office and similar expenses.



          Depreciation and Amortization. Depreciation and amortization expense, which includes depreciation of the Company's network, increased to approximately $2.6 million in 1995 from approximately $.8 million in 1994. The increase in such expense was due primarily to the depreciation of the European Network which became operational during October 1994 and the amortization of intangible assets which principally related to acquired employee base and sales force in place associated with the acquisition of independent sales organizations in Italy and Barcelona, which occurred in December 1994, as well as recognizing depreciation for additional switches and other items placed in service during 1994 and 1995.



          Equipment Impairment Loss. In connection with the replacement of substantial portions of the European Network during 1995, the Company entered into the Termination Agreement with TMI. Pursuant to the terms of such agreement, the Company prepaid the remaining lease obligation of approximately $1.0 million, thereby acquiring all of the equipment previously leased from TMI, most of which equipment was subsequently redeployed. The Company recorded a non-cash charge of approximately $.6 million in 1995, which represented the original installation costs of such equipment and the difference between the carrying value and the expected selling price of the equipment not expected to be redeployed.



          Interest. Interest expense for 1995 increased by approximately $8.1 million from 1994 due to the accretion of non-cash interest from the Notes. This expense was partially offset by interest income of approximately $3.3 million for 1995 derived from the investment of the net proceeds from such issuance in highly liquid debt instruments.


YEAR ENDED DECEMBER 31, 1994, COMPARED TO YEAR ENDED DECEMBER 31, 1993


          TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by approximately 22.8% to $26.3 million on 15.1 million billable minutes in 1994 from $21.4 million on 10.9 million billable minutes in 1993. This growth in telecommunications revenue resulted primarily from the Company's existing markets. Part of this increase was offset by declining revenue per billable minute rates. Average revenue per billable minute declined by approximately 9.1% from $1.87 in 1993 to $1.70 in 1994. The decrease was due primarily to a change in the revenue mix, which in 1994 included a higher percentage of lower priced intra-European traffic, and a reduction in rates in response to price reductions by certain PTTs. The number of customers billed rose approximately 17.9% to 6,469 at December 31, 1994 from 5,486 at December 31, 1993.



          European revenues increased as a percentage of total telecommunications revenue from 26% for 1993 to 29% in 1994. Latin American revenues declined from 58% to 49% of total telecommunications revenue, in part because of revenue increases in Europe and reduced growth in Latin America attributable to increased price competition from smaller call back companies, often with lower overhead, blockage of lines by certain PTTs and regulatory issues in certain jurisdictions.



          The Company experienced customer cancellations and non-usage, or "churn," during the years ended December 31, 1994 and 1993. The Company believes that this churn, which has been approximately 1% of the Company's total customer base per month, is substantially attributable to two factors. In Brazil and Argentina, two of the Company's largest markets, the international long distance telecommunications markets are highly competitive and extremely price sensitive. The Company was one of the first entrants in these markets and its services are priced above smaller call back companies, which often have lower overhead. The Company expects that the churn rates in these markets will continue to be high. In Europe (primarily Spain and Italy), the delay in bringing the European Network on line forced the Company to raise its prices significantly in order to counter the negative gross margins caused by the use of ITF access to transport intra-European calls. The Company expects that churn in Europe will decrease once voice transmission quality problems with respect to the European Network are resolved.



          COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $23.0 million in 1994 from $18.2 million in 1993 and, as a percentage of telecommunications revenue, increased to approximately 87.4% in 1994 from approximately 84.9% in 1993. The Company had priced its services to be competitive with the PTTs in Spain and Italy in anticipation of the European Network becoming operational; however, due to delays in the implementation of the European Network, the Company realized significant losses on this traffic as a result of having to route calls through ITF access instead of through the European Network. In October 1994, the European Network became operational and was used to originate approximately 48% of the Company's European call revenue through the remainder of the year. This negative impact on gross margins was partially offset by an approximately 8.4% decrease in average cost per billable minute to $1.53 in 1994 from $1.67 in 1993. This decrease was attributable to the migration in access from higher cost per minute ITF access to callback access in Brazil and Argentina, traffic being routed through the European Network and a general decline in U.S. switched international rates for outbound services attributable to the Company's successful negotiation of favorable rates.



          SELLING EXPENSES. Selling expenses increased to $4.5 million in 1994 from $2.4 million in 1993 and, as a percentage of telecommunications revenue, increased to approximately 17.0% in 1994 from approximately 11.2% in 1993. These expenses consisted primarily of commissions paid to independent sales representatives in the countries in which the Company did not operate its own direct sales organizations. Commissions paid to these representatives ranged from 5% to 15% of telecommunications revenue, net of chargebacks for amounts deemed uncollectible in the period the related services were provided.



          GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $9.9 million in 1994 from $6.1 million in 1993 and, as a percentage of telecommunications revenue, increased to approximately 37.5% in 1994 from approximately 28.4% in 1993. A significant portion of the increase was attributable to building an administrative infrastructure in the Company's New York, Omaha and European offices and to hiring an experienced management team. In addition, during 1994 the Company charged to operations, current costs associated with the European Network which had been capitalized prior to the European Network becoming operational.



          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation on the Company's network, increased to $.8 million in 1994 from approximately $.1 million in 1993. The increase in such expense was due primarily to the recognition of a full year of depreciation and amortization expense with respect to the Omaha switching center, which was purchased on October 1, 1993. In February 1994, the Company began to depreciate the European Network, resulting in depreciation expense of approximately $.3 million in 1994.


LIQUIDITY AND CAPITAL RESOURCES


          The Company expects that the cash flow from operations will continue to be negative until the last quarter of 1997 and believes the $75.0 million in proceeds, net of $4.3 million in issuance costs received from the issuance of the Notes and 4,357,270 shares of Class A Stock in December 1994 will be sufficient to fund the operations and capital requirements of the Company while the Company continues to experience negative cash flow. The Notes were issued for approximately $58.0 million and will fully accrete on a semi-annual basis to their face value of $120.7 million on January 15, 2000 with semiannual interest payments commencing on July 15, 2000 until maturity on January 15, 2005. On December 31, 1995, the fair value of the Notes was $67.3 million which approximates their accreted value. The shares of Class A Stock were issued for gross proceeds of approximately $17.0 million. The proceeds from the foregoing issuances have been invested in highly liquid debt instruments, which generated approximately $3.3 million in interest income for the year ended December 31, 1995. These investments mature in accordance with the Company's anticipated capital needs.



          The ability of the Company to generate positive cash flow by the last quarter of 1997 or at any other time and to meet its debt service obligations will be dependent upon the future performance of the Company, which, in turn, will be subject to the Company's successful implementation of its European strategy, as well as to financial, competitive, business, regulatory and other factors beyond the Company's control. The Company expects that sufficient cash flows will be generated from operations so that the Company will be able to meet all of its debt service requirements for the foreseeable future. If the Company is at any time unable to generate sufficient cash flow from operations to meet its debt service requirements, it will be required to refinance all or a portion of its indebtedness or raise additional capital. There can be no assurance that any such refinancing would be possible on terms that would be acceptable to the Company or that any additional financing could be obtained.

          The Company's operations have required substantial capital investment for the funding of operating losses, the replacement of equipment, and the continued development of the European Network. The Company has also made significant investments in an administrative infrastructure capable of managing the Company's growth, and the development of direct sales organizations in Europe. The Company has met these liquidity requirements historically through equity investments, debt issuances and vendor financings.

             The Company's net cash used in operating and investing activities less investments in marketable securities was $30.1 million for the year ended December 31, 1995. Net cash used in financing activities from indebtedness payments was $2.3 million for the year ended December 31, 1995. The Company's operating loss and cash outflows for the year ended December 31, 1995 were minimized despite falling short of telecommunications revenue and gross margin targets because of management's ability to control discretionary costs. These shortfalls in telecommunications revenue and gross margin targets are expected to persist until European Network utilization is increased. In the interim, the Company will continue to manage such discretionary costs as it deems appropriate as it continues to fund the direct sales organizations in Europe. Long term obligations, less current maturities, increased by $7.3 million from December 31, 1994 to December 31, 1995. This increase is primarily attributable to the accretion of interest on the Notes. To date, the European Network costs have been primarily funded by capital investment. On August 4, 1995, the Company entered into the Termination Agreement with TMI, pursuant to which the Company prepaid the 8% existing capital lease obligation of approximately $1,025,000, thereby acquiring all of the equipment previously leased.

          The Company's current monthly cash requirements are approximately $1.5 million exclusive of capital expenditures which is expected to decline over the course of the year. As of December 31, 1995, the Company has placed orders approximating $1.6 million to purchase equipment for the nodes, other equipment, software, and the continued development of the European Network. At the present time, the Company has tentatively determined the roll-out of nodes for 1996 which is anticipated to be between four and six additional nodes and will be chosen based upon customer calling patterns in the initial European node cities (i.e. those cities which are most frequently called from existing node cities). At this time, three specific switching sites have been identified by the Company: Frankfurt, Antwerp and Rotterdam. The Company expects the cost of additional switches will be approximately $450,000. Based upon the foregoing, management estimates capital expenditures will range between $5 million and $10 million in 1996. The Company may finance a portion of the equipment to be purchased through a variety of methods, including vendor financing. As of December 31, 1995, the Company had $35.1 million in cash and cash equivalents and highly liquid debt instruments and $67.3 million in indebtedness.

          The Company has incurred losses from operating activities in each year of operation since its organization in 1991 and expects to continue to incur operating losses for the next several years. The Company has sustained operating losses totaling $47.6 million from the time of its inception on February 26, 1991 through December 31, 1995.

          The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar since the Company bills in local currency in countries where the local currency is relatively stable, while transmission costs are largely incurred in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the year ended December 31, 1995 and 1994, approximately 46% and 33%, respectively, of the Company's revenues were billed in currencies other than the U.S. Dollar. Furthermore, the costs of substantially all of the Company's transmission equipment (i.e. switches) related to the ongoing expansion of the European Network have been and will continue to be U.S. Dollar denominated.

          With the continued deployment of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenues. These developments are creating a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local sales organizations has been derived from revenue that was collected in local currencies. Consequently, the Company's financial position as of December 31, 1995 and results of operations for the year ended December 31, 1995 were not significantly impacted by the weaknesses experienced by the U.S. Dollar in foreign markets. The Company's foreign currency exposure, resulting from foreign currency revenues in excess of foreign currency denominated costs, will be managed in part through the use of hedging techniques as considered necessary.

NEW ACCOUNTING PRONOUNCEMENTS

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 in the first quarter of 1996. Based on current facts and circumstances, the Company believes that SFAS 121 will not adversely affect the Company.

          In December 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting for its stock-based compensation arrangements. If the Company were to elect the "intrinsic value" based method, the Company would be required to disclose in the footnotes to the financial statements net income and earnings per share computed under the "fair value" based method. The Company will elect the "intrinsic value" based method. Accordingly, the adoption of SFAS 123 will not impact the Company's results of operations or financial condition.

                               PART IV
                               -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are of the Registrant and its consolidated subsidiaries).

     -    Independent Auditors' Report of KPMG Peat Marwick LLP.

     -    Consolidated Balance Sheets at December 31, 1995 and 1994.

     - Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

     - Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1995, 1994 and 1993.

     - Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

     -- Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993.

(2)  Financial Statement Schedules.

     -    Schedule II - Valuation and Qualifying Accounts.

(3)  Exhibits.

3.1   --   Certificate of Incorporation of the Company.*

3.2   --   Bylaws of the Company.*

4.1   --   Specimen of the Company's 15% Senior Discount Exchange Notes
           due 2005 (the "New Notes").*

4.2   --   Indenture, dated as of December 15, 1994, between the
           Company and United States Trust Company of New York, as
           Trustee.*

4.3   --   Notes Registration Rights Agreement, dated as of December
           15, 1994, between the Company and Morgan Stanley & Co.
           Incorporated ("MS&Co.") in connection with the Company's 15% Senior Discount Notes due 2005 (the "Old Notes").*

10.1  --   Employment Agreement, dated as of September 30, 1993, and as further amended as of April 5, 1994, between the Company and Martin Varsavsky.*

10.2  --   Employment Agreement, dated as of August 22, 1995, between the Company and Michael Mahoney.

10.3  --   Placement Agreement, dated as of December 15, 1994, between the Company and MS&Co.*

10.4  --   Common Stock Registration Rights Agreement, dated as of
           December 15, 1994, among the Company, Martin Varsavsky, Juan Manuel Aisemberg and MS&Co. in connection with the Company's shares of non-voting Class A common stock.*

10.5  --   The Company's 1993 Flexible Stock Incentive Plan, dated as of September 29, 1993.*

10.6  --   Carrier Contract, dated as of May 3, 1993, between the
           Company and AT&T Corp.*

10.7  --   MCI Carrier Agreement, dated as of January 1, 1995, between the Company and MCI Telecommunications Corporation.*

10.8  --   Mercury Carrier Services Agreement, dated as of March 1,
           1994, between the Company and Mercury Communications
           Limited.*

10.9  --   Provision and Management Facilities Agreement, dated as of
           October 17, 1994, between the Company and Mercury
           Communications Limited.*

10.10 -- Managed Telecommunications Network Agreement, dated as of February 5, 1993, between the Company and TMI USA, Inc. (Delaware).*

10.11 -- Representative Agreement, dated as of June 1, 1993, and as amended as of April 19, 1995, between the Company and Maximiliano Fernandez.*

10.12 -- Representative Agreement, dated as of April 23, 1993, between the Company and Viatel de Colombia Comunicaciones S.A.*

10.13 -- Stock Purchase Agreement, dated as of September 30, 1993, as amended as of April 5, 1994, and as further amended as of December 21, 1994, between the Company and S-C V-Tel
           Investments, L.P.*

10.14 -- Stock Purchase Agreement, dated as of April 5, 1994, and as amended as of December 21, 1994, between the Company and COMSAT Investments, Inc.*

10.15 -- Stock Purchase Agreement, dated as of December 3, 1993, between the Company and Herald L. Ritch.*

10.16 -- Stock Purchase Agreement, dated as of October 1, 1993, between the Company and Robert Conrads.*

10.17 -- Stock Purchase Agreement, dated as of December 9, 1993, between the Company and Robert Conrads.*

10.18 -- Warrant Agreement, dated as of April 5, 1994, between the Company and COMSAT Investments, Inc.*

10.19 -- Shareholders' Agreement, dated as of April 5, 1994, and as amended as of November 22, 1994, by and among the Company, Martin Varsavsky, Juan Manuel Aisemberg and COMSAT
           Investments, Inc.*

10.20 -- Warrant Agreement, dated as of September 30, 1993, between the Company and S-C V-Tel Investments, L.P.*

10.21 -- Shareholders' Agreement, dated as of September 30, 1993, as amended as of December 9, 1993 and as further amended as of April 5, 1994, November 22, 1994 and December 21, 1994, by and among the Company, Martin Varsavsky and S-C V-Tel Investments, L.P.*

10.22 -- Purchase Agreement, dated as of December 8, 1994, between the Company and ECI Telecom, Inc.*

10.23 -- Carrier Digital Services Agreement, dated as of November 29, 1994, between the Company and Norline Communications, Inc.*

10.24 -- Commercial Lease Agreement, dated as of November 1, 1993, and Addendum, dated as of December 8, 1994, between the Company and 123rd Street Partnership in connection with the Company's premises located in Omaha, Nebraska.*

10.25 -- Sublease Agreement, dated as of July 6, 1993, between the Company and Scali, McCabe, Sloves, Inc. in connection with the Company's headquarters in New York, New York.*

10.26 -- Asset Purchase Agreement, dated as of August 27, 1993, between the Company and Sitel Corporation.*

10.27 -- Memorandum of Understanding, dated as of August 4, 1994, between the Company and TMI USA, Inc.*

10.28 -- Settlement Agreement, dated as of August 4, 1994, between the Company and TMI USA, Inc.*

10.29 -- Release and Settlement Agreement, dated as of August 1, 1994, between the Company and AT&T Corp.*

10.30 --   Employment Agreement, dated July 1, 1995, between the
           Company and Alan L. Levy.*

10.31 -- Termination Agreement, dated August 4, 1995, between the Company and Telemedia International, Inc.*

10.32 -- Facilities Management and Services Agreement, dated as of August 4, 1995, between Viatel U.K. Limited and Telemedia International Ltd.*

10.33 --   Agreement of Lease, dated August 7, 1995, between the
           Company and Joseph P. Day Realty Corp.*

12.1  --   Statement re computation of certain ratios.*

16.1  --   Letter re Change in Certifying Accountant.*

21.1  --   Subsidiaries of the Company.*

------------------
  Incorporated herein by reference to the Company's Registration
Statement on Form S-4 (Registration No. 33-92696).

(b)  Financial Statement Schedules.

Schedule II.  Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required, are inapplicable or have been disclosed in the notes to the combined financial statements and therefore have been omitted.

     (b)  Reports on Form 8-K:
          -------------------

     There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                    INDEX TO FINANCIAL STATEMENTS

                                                             Page
                                                             ----

Independent Auditors' Report of KPMG Peat Marwick LLP        F-2

Consolidated Balance Sheets as of December 31, 1995 and 1994 F-3

Consolidated Statements of Operations for the Years ended
December 31, 1995, 1994 and 1993                             F-4

Consolidated Statements of Stockholders' (Deficit) Equity
for the Years ended December 31, 1995, 1994 and 1993         F-5

Consolidated Statements of Cash Flows for the Years ended
December 31, 1995, 1994 and 1993                             F-6

Notes to Consolidated Financial Statements for the Years
ended December 31, 1995, 1994 and 1993                       F-7

Financial statement schedule for each of the Years in the three-year period ended December 31, 1995


II.  Valuation and qualifying accounts                       F-17

All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Viatel, Inc. and Subsidiaries:

We have audited the consolidated financial statements of Viatel, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viatel, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                KPMG PEAT MARWICK LLP
New York, New York
March 8, 1996

                    VIATEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND 1994


                                              1995           1994
Assets
Current Assets:
  Cash and cash equivalents               $  8,934,914  $ 66,761,614
  Marketable securities, current            25,004,050        -
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $473,000 and
    $475,000, respectively                   4,723,664     3,844,595
  Other receivables                          2,757,675       662,885
  Prepaid expenses                             742,803       263,353
                                          ------------  ------------
    Total current assets                    42,163,106    71,532,447
                                          ------------  ------------
Marketable securities, non-current           1,127,442         -
Property and equipment, net                 15,715,121     6,933,462
Deferred financing and registration
  fees, less accumulated amortization
  of $364,000 and $14,000, respectively      3,431,540     3,321,015
Intangible assets, net                       2,070,055     1,904,414
Other assets                                 1,106,182       232,132
                                          ------------  ------------
                                          $ 65,613,446  $ 83,923,470
                                          ============  ============

Liabilities and Stockholders'
   (Deficit) Equity
Current Liabilities:
  Accrued telecommunication costs         $ 11,056,235  $  7,754,580
  Accounts payable and other
    accrued expenses                         4,591,628     3,327,355
  Commissions payable                          300,655       233,558
  Notes payable, current portion                  -          966,755
  Current installments of obligations
    under capital leases                          -          700,865
                                           -----------  ------------
      Total current liabilities             15,948,518    12,983,113
                                           -----------  ------------
Long term liabilities:
  Senior discount notes, less
    discount of $53,416,992 and
    $62,349,523, respectively               67,283,008    58,350,477
  Accrued telecommunications
    costs, less current portion                   -          999,463
  Obligations under capital leases,
    excluding current installments                -          605,587
                                           -----------  ------------
      Total long term liabilities           67,283,008    59,955,527
                                           -----------  ------------
Commitments and contingencies
Stockholders' (deficit) equity:
  Common Stock, $.01 par value.
    Authorized 50,000,000 shares,
    issued and outstanding
    16,104,202 and 16,074,202
    shares, respectively                       161,042       160,742
  Class A Common Stock, $.01 par
    value.  Authorized 10,000,000
    shares, issued and outstanding
    4,357,270 shares                            43,573        43,573
  Additional paid-in capital                30,030,805    29,914,105
  Unearned compensation                        (78,000)         -
  Cumulative translation adjustment           (164,676)        1,523
  Accumulated deficit                      (47,610,824)  (19,135,113)
                                          ------------  ------------

       Total stockholders
       (deficit) equity                    (17,618,080)   10,984,830
                                          ------------  ------------
                                          $ 65,613,446  $ 83,923,470
                                          ============  ============

     See accompanying notes to consolidated financial statements

                    VIATEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
             Years Ended December 31, 1995, 1994 and 1993


                                  1995          1994          1993
                             ------------  ------------  ------------
Telecommunications revenue   $ 32,313,293  $ 26,267,741  $ 21,392,967
                             ------------  ------------  ------------

Operating expenses:
  Costs of
    telecommunications
    services                   27,648,340    22,952,941    18,159,410
  Selling expenses              7,467,874     4,458,910     2,389,314
  General and administrative
    expense                    16,859,663     9,858,881     6,068,655
  Depreciation and
    amortization                2,636,787       789,359       110,892
  Equipment impairment loss       560,419          -             -
                             ------------   -----------   -----------
    Total operating expenses   55,173,083    38,060,091    26,728,271
Other income (expenses):
  Interest income               3,281,926       213,611        21,432
  Interest expense             (8,856,317)     (771,782)         -
  Share in loss of affiliate      (41,530)     (144,867)     (141,903)
                             ------------  ------------   -----------
    Net loss                 $(28,475,711) $(12,495,388)  $(5,455,775)
                             ============  ============   ===========

     See accompanying notes to consolidated financial statements

                    VIATEL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
             Years Ended December 31, 1995, 1994 and 1993


                               Number of   Class A
                                Common     Common              Class A
                                Stock      Stock     Common    Common
                                Shares     Shares     Stock     Stock
                              ----------  ---------  --------  -------
Balance at January 1, 1993     9,628,000       -     $ 96,280  $   -
Issuance of common stock and
  warrants, net of $381,804
  issue costs                  2,547,406       -       25,474      -
Issuance of common stock         629,160       -        6,292      -
Issuance of common stock,
  in lieu of payment of
  services                        38,667       -          386      -
Issuance of restricted
  common stock                    20,161       -          202      -
Net loss                            -          -          -        -
                              ----------  ---------  --------  -------
Balance at December 31, 1993  12,863,394       -      128,634      -
Issuance of common stock
  and warrants, net of
  $412,338 issue costs         3,210,808       -       32,108      -
Issuance of Class A
  common stock, net of
  $977,132 issue costs              -     4,357,270       -     43,573
Recognition of unearned
  compensation                      -          -          -        -
Foreign currency
  translation adjustment            -          -          -        -
Net loss                            -          -          -        -
                              ----------  ---------  --------  -------
Balance at December 31, 1994  16,074,202  4,357,270   160,742   43,573
Issuance of restricted
  common stock                    30,000       -          300      -
Foreign currency
  translation adjustment            -          -          -        -
Net loss                            -          -          -        -
                              ----------  ---------  --------  -------
Balance at December 31, 1995  16,104,202  4,357,270  $161,042  $43,573
                              ==========  =========  ========  =======

                               Additional                  Cumulative
                                 Paid-in       Unearned    Translation
                                 Capital     Compensation  Adjustment
                              -------------  ------------  -----------
Balance at January 1, 1993    $    (51,383)   $   -        $    -
Issuance of common stock and
  warrants, net of $381,804
  issue costs                    4,593,722        -             -
Issuance of common stock         1,754,305        -             -
Issuance of common stock,
  in lieu of payment of
  services                          34,461        -             -
Issuance of restricted
  common stock                      49,798     (36,100)         -
Net loss                              -           -             -
                              ------------    --------     --------
Balance at December 31, 1993     6,384,903     (36,100)         -
Issuance of common stock
  and warrants, net of
  $412,338 issue costs           7,556,554        -             -
Issuance of Class A
  common stock, net of
  $977,132 issue costs          15,972,648        -             -
Recognition of unearned
  compensation                        -         36,100          -
Foreign currency
  translation adjustment              -           -            1,523
Net loss                              -           -             -
                              ------------    --------      --------
Balance at December 31, 1994    29,914,105        -            1,523
Issuance of restricted
  common stock                     116,700     (78,000)         -
Foreign currency
  translation adjustment              -           -         (166,199)
Net loss                              -           -             -
                              ------------    --------     ---------
Balance at December 31, 1995  $ 30,030,805    $(78,000)    $(164,676)
                              ============    =========    ==========

                               Accumulated
                                 Deficit          Total
                              ------------    ------------
Balance at January 1, 1993    $ (1,183,950)   $ (1,139,053)
Issuance of common stock and
  warrants, net of $381,804
  issue costs                         -          4,619,196
Issuance of common stock              -          1,760,597
Issuance of common stock,
  in lieu of payment of
  services                            -             38,847
Issuance of restricted
  common stock                        -             13,900
Net loss                        (5,455,755)     (5,455,755)
                              ------------    ------------
Balance at December 31, 1993    (6,639,725)       (162,288)
Issuance of common stock
  and warrants, net of
  $412,338 issue costs                -          7,588,662
Issuance of Class A
  common stock, net of
  $977,132 issue costs                -         16,016,221
Recognition of unearned
  compensation                        -             36,100
Foreign currency
  translation adjustment              -              1,523
Net loss                       (12,495,388)    (12,495,388)
                              ------------    ------------
Balance at December 31, 1994   (19,135,113)     10,984,830
Issuance of restricted
  common stock                        -             39,000
Foreign currency
  translation adjustment              -           (166,199)
Net loss                       (28,475,711)    (28,475,711)
                              ------------    ------------
Balance at December 31, 1995  $(47,610,824)   $(17,618,080)
                              ============    ============

     See accompanying notes to consolidated financial statements

                    VIATEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               1995           1994
                                          -------------  -------------
Cash flows from operating activities:
Net Loss                                  $(28,475,711)  $(12,495,388)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Deferred financing and
        registration costs                    (460,032)    (3,335,015)
      Equipment impairment loss                560,419           -
      Depreciation and amortization          2,636,787        789,359
      Interest expense on senior
        discount notes                       8,773,438        364,506
      Accrued interest income on
        marketable securities                 (714,468)          -
      Provision for losses on accounts
        receivable                           1,229,473        900,094
      Share in loss of affiliate                41,530        144,867
      Unearned compensation                     39,000         36,100
   Changes in assets and liabilities:
      Increase in accounts receivable       (2,127,611)    (1,052,611)
      Increase in prepaid expenses and
        other receivables                   (2,593,863)      (540,125)
      Increase in other assets and
        intangible assets                     (991,345)        (9,273)
      Increase in accrued tele-
        communications costs, accounts
        payable, accrued expenses and
        commissions payable                  3,592,930      3,626,126
                                          ------------   ------------
          Net cash used in operating
            activities                     (18,489,453)   (11,571,360)
                                          ------------   ------------
Cash flows from investing activities:
   Purchase of property, equipment
     and software                          (11,377,850)    (3,671,811)
   Purchase of sales organizations                -        (1,171,320)
   Purchase of Sitel assets                       -              -
   Purchase of marketable securities       (55,495,423)          -
   Proceeds from maturity of marketable
     securities                             30,078,399           -
   Investment in affiliate                    (262,214)      (152,439)
                                          ------------   ------------
       Net cash used in investing
         activities                        (37,057,088)    (4,995,570)
                                          ------------   ------------
Cash flows from financing activities:
   Payments under capital leases            (1,306,453)      (620,979)
   Repayment of notes payable                 (999,463)    (3,000,000)
   Proceeds from issuance of senior
     discount notes                               -        57,999,971
   Proceeds from issuance of Class A
     Common Stock                                 -        16,016,221
   Proceeds from issuance of Common
     Stock and warrants                           -         7,588,662
   Borrowings on notes payable                    -         3,000,000
                                          ------------   ------------
       Net cash (used in) provided
         by financing activities            (2,305,916)    80,983,875
                                          ------------   ------------
Effects of exchange rate changes on cash        25,757         17,212
                                          ------------   ------------
Net (decrease) increase in cash and
   cash equivalents                        (57,826,700)    64,434,157
Cash and cash equivalents at
   beginning of year                        66,761,614      2,327,457
                                          ------------   ------------
Cash and cash equivalents at end of year  $  8,934,914   $ 66,761,614
                                          ============   ============
Supplemental disclosures of cash
  flow information:
    Interest Paid                         $     58,040   $    425,608
                                          ============   ============
Equipment acquired under capital
  lease obligations                       $       -      $    595,000
                                          ============   ============
Common Stock issued in lieu of
  payment for services                    $       -      $       -
                                          ============   ============

                                            1993
                                         -------------

Cash flows from operating activities:
Net Loss                                  $ (5,455,775)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Deferred financing and
        registration costs                        -
      Equipment impairment loss                   -
      Depreciation and amortization            110,892
      Interest expense on senior
        discount notes                            -
      Accrued interest income on
        marketable securities                     -
      Provision for losses on accounts
        receivable                             703,000
      Share in loss of affiliate               141,903
      Unearned compensation                     13,900
   Changes in assets and liabilities:
      Increase in accounts receivable       (2,728,373)
      Increase in prepaid expenses and
        other receivables                     (223,354)
      Increase in other assets and
        intangible assets                      (76,937)
      Increase in accrued tele-
        communications costs, accounts
        payable, accrued expenses and
        commissions payable                  6,072,247
                                          ------------
          Net cash used in operating
            activities                      (1,442,497)
                                          ------------
Cash flows from investing activities:
   Purchase of property, equipment
     and software                           (1,090,102)
   Purchase of sales organizations                -
   Purchase of Sitel assets                 (1,553,350)
   Purchase of marketable securities              -
   Proceeds from maturity of marketable
     securities                                   -
   Investment in affiliate                    (305,257)
                                          ------------
       Net cash used in investing
         activities                         (2,948,709)
                                          ------------
Cash flows from financing activities:
   Payments under capital leases               (51,258)
   Repayment of notes payable                     -
   Proceeds from issuance of senior
     discount notes                               -
   Proceeds from issuance of Class A
     Common Stock                                 -
   Proceeds from issuance of Common
     Stock and warrants                      6,379,793
   Borrowings on notes payable                    -
                                          ------------
       Net cash (used in) provided
         by financing activities             6,328,535
                                          ------------
Effects of exchange rate changes on cash          -
                                          ------------
Net (decrease) increase in cash and
   cash equivalents                          1,937,329
Cash and cash equivalents at
   beginning of year                           390,128                                          ------------
Cash and cash equivalents at end of year  $  2,327,457
                                          ============
Supplemental disclosures of cash
  flow information:
    Interest Paid                         $       -
                                          ============
Equipment acquired under capital
  lease obligations                       $  1,479,411
                                          ============
Common Stock issued in lieu of
  payment for services                    $     38,847
                                          ============


     See accompanying notes to consolidated financial statements

                    VIATEL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1995, 1994 AND 1993

(1) Summary of Significant Account Policies

   (a) Description of Business

Viatel, Inc. (the ''Company'') provides value added telecommunications services primarily to businesses operating internationally. In order to effectuate a reincorporation in the State of Delaware, VIA USA, Ltd. (a predecessor Colorado corporation) merged with and into its wholly owned subsidiary, Viatel, Inc., on October 11, 1994. The surviving entity, Viatel, Inc., has reflected all assets and liabilities at historical cost.

   (b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for under the equity method.

   (c) Cash and Cash Equivalents

The Company's policy is to maintain its uninvested cash at minimum levels. Cash equivalents, which include highly liquid debt instruments purchased with a maturity of three months or less, were $3,116,218 and $63,111,992 at December 31, 1995 and 1994,
respectively.

   (d) Revenue

The Company records telecommunications revenue as earned, at the time services are provided.

   (e) Cost of Telecommunication Services and Selling Expenses

Cost of telecommunications service are recognized as incurred and consist of charges for switched long distance services and costs of leased lines. Selling expenses included commissions to sales representatives in the countries in which the Company does not operate its own sales organizations. Commission expense is recorded net of chargebacks for amounts deemed uncollectible in the period the related services are provided.

   (f) Property and Equipment

Property and equipment consist principally of telecommunications related equipment such as switches, remote nodes and related computer software and is stated at cost. Equipment acquired under capital leases is stated at the present value of the future minimum lease payments.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993

(1) Summary of Significant Accounting Policies - (Continued)



Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or useful life of the improvement, whichever is shorter. The estimated useful lives are as follows:

    Communications system                              5 to 7 years
    Leasehold improvements                             2 to 5 years
    Furniture, equipment and other                     5 years
    Maintenance and repairs are expensed as incurred.

   (g) Intangible Assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, seven years.


Acquired employee base and sales force in place represents the intangible assets associated with the acquisition of independent sales organizations and is being amortized over three years.


Deferred financing fees represent debt financing costs which are being amortized over the term of the related debt.

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

   (h) Income Taxes

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. Adoption of Statement 109 did not have a material impact on the financial statements of the Company.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993

(1) Summary of Significant Accounting Policies - (Continued)


   (i) Foreign Currency Translation

Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Gains and losses from foreign currency transactions are included in general and administrative expense in the period in which they occur. For the years ending December 31, 1995, 1994 and 1993, the Company experienced $107,846 and $15,324 in foreign exchange transaction gains and $62,558 in foreign exchange transaction losses, respectively.

   (j) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base.

   (k) Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

   (l) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   (m) Additional Accounting Policies

Additional accounting policies are incorporated into the notes herein.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993


 (2) Acquisitions

During December 1994, the Company acquired all of the issued and outstanding stock of two of its independent sales organizations.
These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the aggregate purchase price of $1,171,320 has been allocated to the assets acquired and liabilities assumed, based upon their estimated fair values as of the acquisition date. Additionally, the results of operations of these organizations are included in the consolidated statements of operations from dates of acquisition. Included among the assets acquired are intangible assets which principally relate to the acquired employee base and sales force in place which will be amortized over three years, which corresponds to the estimated remaining service lives of the employee
base and sales force.   The allocation of the aggregate purchase price
is summarized as follows:

Current assets                          $   161,486
Current liabilities                        (232,865)
Property and equipment                      102,922
Intangible and other assets acquired      1,139,777
                                         ----------
     Total purchase price                $1,171,320
                                         ==========

Due to the nature of the organizations acquired, pro forma revenue would equal reported revenue and the pro forma net loss would be $194,007 and $48,387 higher than the reported net loss for the years ended December 31, 1994 and 1993, respectively, assuming the acquisitions occurred on January 1, 1993.

(3) Investments in Debt Securities

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1995, the Company had no investments that qualified as trading.

The amortized cost of debt securities classified as held to maturity and available for sale are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993


(3) Investments in Debt Securities - (Continued)
The following is a summary of the fair value of securities held to maturity and securities available for sale at December 31, 1995:


Securities    Securities
                              Held to      Available
                              Maturity     for Sale        Total
                             ----------   -----------   -----------
Money market instruments     $1,402,562   $      -      $ 1,402,562
Federal agencies obligations       -        5,786,796     5,786,796
Corporate debt securities          -       18,942,134     8,942,134
                             ----------   -----------   -----------
     Total                   $1,402,562   $24,728,930   $26,131,492
                             ==========   ===========   ===========

The fair value of each investment approximates the amortized cost, and, therefore, there are no unrealized gains or losses as of December 31, 1995.

The fair value of debt securities held to maturity and securities available for sale at December 31, 1995 by contractual maturity are shown below:


                           Securities     Securities
                             Held to       Available
                            Maturity       for Sale       Total
                           -----------    -----------   ---------

Due within one year        $1,402,562     $23,601,488   $25,004,050
Due after one year through
   two years                     -          1,127,442     1,127,442
                           ----------     -----------   -----------
        Total              $1,402,562     $24,728,930   $26,131,492
                           ==========     ===========   ===========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993

(4) Property and Equipment

Property and equipment consists of the following as of December 31:


                                        1995              1994
                                    -----------        ----------
Communications system               $13,997,966        $5,495,396
Leasehold improvements                1,062,742           107,331
Furniture, equipment and other        2,755,600           960,678
Construction in progress                679,935         1,142,835
                                    -----------        ----------
                                     18,496,243         7,706,240
Less accumulated depreciation
     and amortization                 2,781,122           772,778
                                    -----------        ----------
                                    $15,715,121        $6,933,462
                                    ===========        ==========

At December 31, 1995 and 1994, construction in progress represents a portion of the current expansion of the European Network. As of December 31, 1995, $508,600 of interest has been capitalized with respect to this project.

(5) Intangible Assets

Intangible assets consist of the following as of December 31:

                                          1995          1994
                                       ----------    ----------

       Acquired employee base &
           sales force in place        $1,607,225    $1,091,451
       Goodwill                           474,065       474,065
       Purchased software                 661,999       418,756
       Other                              133,834        67,668
                                       ----------    ----------
                                        2,877,123     2,051,940
       Less accumulated amortization      807,068       147,526
                                       ----------    ----------
                                       $2,070,055    $1,904,414
                                       ==========    ==========


(6) Long Term Liabilities

   (a) Senior Discount Notes


On December 21, 1994, the Company issued $120,700,000, representing the aggregate principal amount, of 15% senior unsecured discount notes due January 15, 2005 for approximately $58,000,000. The notes will fully accrete on a semiannual compounding basis to face value on January 15, 2000 with semiannual interest payments commencing July 15, 2000 until maturity.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993

(6) Long Term Liabilities - (Continued)

(a) Senior Discount Notes - (Continued)


The notes are redeemable at the Company's option, in whole or in part, at any time on or after January 15, 2000 until maturity at redemption prices that range from 110% to 100% of the notes' face value plus accrued interest. In addition, at any time prior to January 15, 1998, the Company may redeem up to $42,245,000 of the face value of the notes with the proceeds of one or more public equity offerings at 115% of the then accreted value of the notes, plus accrued interest, if any, to the redemption date. Upon a change of control, the Company is required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest, if any. The notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, make pre-payments of certain indebtedness and pay dividends.


On December 31, 1995, the Company estimated the fair value of these notes to be $67,300,000 which approximates its accreted value. The estimate is based on quoted market prices for the notes.

   (b) Note Payable - MCI

On January 28, 1994, the Company converted $2,666,755 of its outstanding balance to MCI Telecommunications Corporation as of December 31, 1993 to a 7% note secured by the Company's accounts receivable. At December 31, 1994, $966,755 was outstanding under this note and was included in notes payable, current. At December 31, 1995, the note was no longer outstanding.

(7) Stockholders' Equity


During 1993, the Company increased the number of its authorized shares of voting, no par value Common Stock from 100 to 20,000,000. In addition, the Board of Directors authorized a recapitalization of the amount of its issued and outstanding Common Stock by means of a 96,666 2/3 to 1 stock split. On March 21, 1994, the Company increased the number of its authorized shares of no par value Common Stock from 20,000,000 to 50,000,000. On October 11, 1994, the Company changed its voting Common Stock from no par value to $.01 par value per share. All Common Stock and additional paid-in capital amounts have been restated to reflect these changes.


In lieu of cash payments for call switching, initial screening, account establishment and billing services, the Sitel Corporation received 2% of the issued and outstanding Common Stock of the Company based on a market valuation of $10,000,000. Of these shares, 80% were issued and outstanding at December 31, 1992 and the remaining 20% was issued during February 1993.

On October 1, 1993 the Company issued 2,547,406 shares of its Common Stock for $5,000,000 and warrants to purchase additional shares of Common Stock. As of December 31, 1995, the warrants have expired and are no longer exercisable. Additionally, certain rights of the Company to repurchase a portion of the shares have expired. Certain of such shares are subject to certain registration rights in the event of public offerings by the Company.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993



(7) Stockholders' Equity - (Continued)


On April 5, 1994, the Company issued 3,210,808 shares of its Common Stock for $8,000,000 and warrants to purchase additional shares of Common Stock. As of December 31, 1995, the warrants have expired and are no longer exercisable. Additionally, certain rights of the Company to repurchase a portion of the shares have expired. Certain of such shares are subject to certain registration rights in the event of public offerings by the Company.


On December 16, 1994, the Company authorized the creation of 10,000,000 shares of non-voting, $.01 par value, Class A Common Stock. On December 21, 1994, 4,357,270 shares of Class A Common Stock were issued for net proceeds of $16,016,221. Each share of Class A Common Stock will automatically convert after October 15, 1995 into one share of Common Stock upon the earlier of an initial public offering of the Common Stock or the third anniversary of its initial sale by the Company. Except for voting and the above described anti-dilution rights, the rights of holders are substantially identical to those of Common Stockholders.

(8) Income Taxes

The statutory Federal tax rates for the years ended December 31, 1995, 1994 and 1993 were 35%. The effective tax rates were zero for the years ended December 31, 1995, 1994 and 1993 due to the Company incurring net operating losses for which no tax benefit was recorded.

For Federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $37,804,000 expiring in 2007 through 2010. The availability of the net operating loss carryforwards to offset income in future years may be restricted if the Company undergoes an ownership change, which may occur as a result of future sales of Company stock and other events.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:


                                                   December 31,
                                           -------------------------
                                               1995          1994
                                           -----------  ------------
Accounts receivable principally due to
   allowance for doubtful accounts         $   166,000  $   356,000
OID Interest not deductible in
   current period                            2,933,000        -
Net operating loss carryforwards            13,231,000    6,271,000
                                           -----------  -----------
     Total gross deferred tax assets        16,330,000    6,627,000
Less valuation allowance                   (16,330,000)  (6,627,000)
                                           -----------  -----------
     Net deferred tax assets               $      -     $    -
                                           ===========  ===========


                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993


(8) Income Taxes - (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. During 1995, 1994 and 1993, the valuation allowance increased by $9,703,000, $4,267,000 and $1,978,000, respectively.


(9) Segment Data

The information below summarizes export sales by geographic area.


                          1995             1994           1993
                      -----------      -----------     -----------
Latin America         $12,093,771      $12,914,289     $12,492,542
Europe                      -            7,720,166       5,589,202
Africa                  1,207,225        1,832,547       1,761,965
Asia / Pacific Rim      4,375,412        2,061,246         652,532
Middle East               554,139        1,449,093         559,387
Other                     369,425          290,400         337,339
                      -----------      -----------     -----------
                      $18,599,972      $26,267,741     $21,392,967
                      ===========      ===========     ===========



     In late 1994, the European Network became operational and the Company began to establish direct sales organizations within Europe. For the year ended December 31, 1995, revenue, operating loss, capital expenditures and depreciation expense from this geographic segment were approximately $11,601,000, $11,076,000, $9,959,000 and $243,000,
respectively. Identifiable assets as of December 31, 1995 for this geographic segment were approximately $10,216,000. For December 31, 1994 and for the year then ended, revenue, results from operations, capital expenditures, depreciation expense and identifiable assets for this geographic segment were not significant.


(10) Stock Incentive Plan


During 1993, the Board of Directors approved the 1993 Flexible Stock Incentive Plan (the "Stock Incentive Plan") under which "non-qualified" stock options ("NQSOs") to acquire shares of Common Stock may be granted to employees, directors and consultants of the Company and "incentive" stock options ("ISOs") to acquire shares of Common Stock may be granted to employees, including non-employee directors. The Stock Incentive Plan also provides for the grant of stock appreciation rights ("SARs") and shares of restricted stock to the Company's employees, directors and consultants.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993


(10) Stock Incentive Plan - (Continued)

The Stock Incentive Plan provides for the issuance of up to a maximum of 1,750,000 shares of Common Stock and is currently administered by the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the Common Stock and the term of the option may not exceed five years from the date of grant. Common Stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

As of December 31, 1995, 1994 and 1993, options to purchase 745,123, 596,514 and 121,014 shares of Common Stock were outstanding respectively, at exercise prices ranging from $0.50 to $3.90 per share. As of December 31, 1995, no SARs have been granted.


Stock option activity under the Stock Plan is shown below:

                                                 Option Price
                                          -------------------------
                              Number      Per Share       Total
                            of Shares      Average        Price
                            ---------     ---------     -----------
Shares under option
   at January 1, 1993
      Granted                121,014       $0.50        $   60,507
                            --------       -----        ----------
Shares under option
   at December 31, 1993      121,014       $0.50        $   60,507
      Granted                475,500       $2.49        $1,183,995
                            --------       -----        ----------
Shares under option
   at December 31, 1994      596,514       $2.09        $1,244,502
      Granted                291,500       $3.90        $1,136,850
Forfeitures                 (142,891)      $2.65        $ (378,809)
                            --------       -----        ----------
Shares under option
   at December 31, 1995      745,123       $2.69        $2,002,543
                            ========       =====        ==========


As of December 31, 1995, 1994 and 1993, options exercisable under the Stock Incentive Plan were 461,553, 377,482 and 60,507, respectively.




Prior to the adoption of the Stock Incentive Plan, 8,871 options were granted. As of December 31, 1995, 1994 and 1993, these options were outstanding and fully vested, subject to early termination under certain conditions and are exercisable at $.50 per share through December 31, 2002.


The exercise price of all options was equal to the fair market value of the Common Stock at the date of grant.

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993


(10) Stock Incentive Plan - (Continued)


In addition, prior to the adoption of the Stock Incentive Plan, the Board of Directors authorized the issuance of up to 350,000 shares of Common Stock as compensation to employees and consultants of the Company. Pursuant to this authorization, the Company issued 20,542 shares in 1993 in partial payment of a finders fee in connection with a purchase of Common Stock by a principal stockholder of the Company.


(11) Equipment Impairment Loss


On August 4, 1995, the Company entered into an agreement (the
"Termination Agreement")with TMI USA (Delaware), Inc. (''TMI'') which terminated its existing agreements. Pursuant to the terms of the Termination Agreement, the Company prepaid the existing capital lease obligation of $1,025,000, thereby acquiring all of the equipment previously leased from TMI. The capital lease obligation was payable over a three year term expiring on December 31, 1996. In addition, on August 4, 1995, the Company entered into a short-term facilities management agreement with TMI effective through August 31, 1996, pursuant to which TMI will perform maintenance, equipment housing, site preparation, network extension and other similar services for the European Network under its present configuration. Thereafter, the Company will manage the European Network using its own personnel rather than a third party provider.

As a result of the Termination Agreement, the Company has written off the costs relating to the original installation of such equipment. With respect to the equipment which will not be redeployed, the Company expects to recover a portion of the carrying value of such equipment. Accordingly, the Company has recognized non-cash charges of approximately $560,000 which represent the original installation costs of such equipment and the difference between the carrying value and the expected selling price of the equipment not expected to be redeployed.



(12) Commitments and Contingencies


   (a) Leases

At December 31, 1995, the Company was committed under non-cancelable operating leases for the rental of office space and data processing equipment.

The Company's future minimum operating lease payments are as follows:

          1996                 $     1,062,388
          1997                         962,466
          1998                         909,238
          1999                         768,818
          2000                         688,376
          Thereafter                   742,195
                               ---------------
                               $     5,133,481
                               ===============

                    VIATEL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   December 31, 1995, 1994 and 1993

(12) Commitments and Contingencies - (Continued)

(a) Leases - (Continued)

Total rent expense amounted to $948,826, $935,267 and $420,713 for the years ended December 31, 1995, 1994 and 1993, respectively.

On August 4, 1995, the Company entered into a termination agreement with a vendor, pursuant to which the Company prepaid the 8% existing capital lease obligation of approximately $1,025,000, thereby acquiring all of the equipment previously leased.

   (b) Carrier Contracts


The Company has entered into contracts to purchase transmission capacity from various domestic and foreign carriers. By committing to purchase minimum volumes of transmission capacity from carriers, the Company is able to obtain guaranteed rates which are more favorable than those offered in the marketplace. The minimum purchase commitments are $8,300,000 for the year ending December 31, 1996.


   (c) Purchase Commitments


The Company is continually upgrading and expanding the European Network and the Omaha, Nebraska switching facility. In connection therewith, the Company has entered into purchase commitments to expend approximately $1,200,000. The Company has also entered into purchase commitments of approximately $400,000 in connection with financial and administrative software upgrades.


(d) Employment Contracts

The Company has employment contracts with certain officers at amounts generally equal to such officers' current levels of compensation. The Company's remaining commitments at December 31, 1995 for the next three years under such contracts aggregates approximately $916,000.

   (e) Litigation

As a result of the Company's transition to direct sales organizations in Europe, two of its former independent sales representatives, in France and in Spain, have asserted breach of contract and certain other claims. Arbitration proceedings in respect to these claims are currently under way or pending. The aggregate amount of damages sought by the representatives is $8.8 million. The Company believes that it has meritorious defenses against the claims alleged by the representatives and intends to vigorously pursue all such defenses but the outcomes can not be predicted. The Company believes that any possible awards in these suits would not be in excess of $1 million in the aggregate.


(13) Regulatory Matters


The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.

                    VIATEL, INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                               Additions
                                   Balance at  charged to
                                   beginning   costs and   Deductions/
Description                        of period   expenses    Write-Offs
--------------------------------   ----------  ----------  -----------
Reserves and allowances deducted
  from asset accounts:
   Allowances for uncollectible
     accounts receivable
     Year ended December 31, 1993  $ 77,000   $  703,000   $  444,000
     Year ended December 31, 1994  $336,000   $  900,000   $  761,000
     Year ended December 31, 1995  $475,000   $1,229,000   $1,231,000

   Allowance for asset impairment
     Year ended December 31, 1995      -     $  560,000        -




                                                 Balance at
                                      Other        at end
Description                          changes     of period
--------------------------------   ----------    ----------
Reserves and allowances deducted
  from asset accounts:
   Allowances for uncollectible
     accounts receivable
     Year ended December 31, 1993       -        $336,000
     Year ended December 31, 1994       -        $475,000
     Year ended December 31, 1995       -        $473,000

   Allowance for asset impairment
     Year ended December 31, 1995       -        $560,000


                           SIGNATURES
                           -----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 14, 1996       VIATEL, INC.

                              By: /s/ Martin Varavsky
                                 ----------------------------
                                 Martin Varsavsky
                                 Chairman of the Board and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A-1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                      TITLE                 DATE
----------                      -----                 ----

/s/ Martin Varsavsky     Chairman of the Board  October 14, 1996
----------------------   and Chief Executive
Martin Varsavsky         Officer; Director
                         (Principal Executive
                         Officer)

/s/ Michael J. Mahoney   President, Chief       October 14, 1996
----------------------   Operating Officer;
Michael J. Mahoney       Director

/s/ Allan L. Shaw        Vice President,        October 14, 1996
----------------------   Finance; Chief
Allan L. Shaw            Financial Officer
                         (Principal Financial
                         and Accounting Officer);
                         Treasurer; Director

----------------------   Director               October 14, 1996
Antonio Carro

/s/ Paul G. Pizzani      Director               October 14, 1996
----------------------
Paul G. Pizzani

/s/ W. James Peet        Director               October 14, 1996
----------------------
W. James Peet

      Supplemental Information to be Furnished With Reports
 Filed Pursuant to Section 15(d) of the Act by Registrants Which
Have Not Registered Securities Pursuant to Section 12 of the Act

     The registrant did not furnish its security holders with either an annual report covering the registrant's last fiscal year or a proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.