Form 10-Q
period 1996-09-30
VIATEL INC
filed 1996-11-14
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ____________________ to ____________________


                        Commission File Number: 000-21261

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. As of November 12, 1996, the registrant had outstanding 22,374,647 shares Common Stock, par value $.01 per share.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                                    September 30,
                                                                                                        1996           December 31,
                              Assets                                                                 (Unaudited)          1995
                                                                                                    -------------     -------------
Current assets:
    Cash and cash equivalents ..............................................................       $  3,191,091        $  8,934,914
    Marketable securities, current .........................................................          3,105,254          25,004,050
    Trade accounts receivable, less allowance for doubtful accounts of $601,000
       and $473,000, respectively ..........................................................          8,031,165           4,723,664
    Other receivables ......................................................................          3,721,231           2,757,675
    Prepaid expenses .......................................................................            748,156             742,803
                                                                                                   ------------        ------------
                 Total current assets ......................................................         18,796,897          42,163,106
Marketable securities, non-current .........................................................               --             1,127,442
Property and equipment, less accumulated depreciation of $5,529,000 and
    $2,781,000, respectively ...............................................................         18,288,955          15,715,121
Deferred financing and registration fees, less accumulated amortization of
    $648,000 and $364,000, respectively ....................................................          3,141,529           3,431,540
Intangible assets, less accumulated amortization of $1,432,000 and
    $807,000, respectively .................................................................          2,159,777           2,070,055
Other assets ...............................................................................          1,611,363           1,106,182
                                                                                                   ------------        ------------
                                                                                                   $ 43,998,521        $ 65,613,446
                                                                                                   ============        ============
             Liabilities and Stockholders' Deficit
Current liabilities:
    Accrued telecommunications costs .......................................................       $  9,789,374        $ 11,056,235
    Accounts payable and other accrued expenses ............................................          5,872,851           4,591,628
    Commissions payable ....................................................................            422,009             300,655
    Current installments of obligations under capital leases ...............................            120,553                --
                                                                                                   ------------        ------------
                 Total current liabilities .................................................         16,204,787          15,948,518
                                                                                                   ------------        ------------
Long-term liabilities:
    Senior discount notes, less discount of $45,674,389 and $53,416,992,
       respectively ........................................................................         75,025,611          67,283,008
    Obligations under capital leases, excluding current installments .......................            193,678                --
                                                                                                   ------------        ------------
                 Total long-term liabilities ...............................................         75,219,289          67,283,008
                                                                                                   ------------        ------------
Commitments and contingencies

Stockholders' deficit:
    Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
       outstanding 10,802,801 and 10,736,135 shares, respectively (Note 5)..................            108,028             107,361
    Class A Common Stock, $.01 par value.  Authorized 10,000,000 shares,
       issued and outstanding 2,904,846 shares (Note 5).....................................             29,048              29,048
    Additional paid-in capital .............................................................         30,488,343          30,099,011
    Unearned compensation ..................................................................           (146,340)            (78,000)
    Cumulative translation adjustment ......................................................           (325,913)           (164,676)
    Accumulated deficit ....................................................................        (77,578,721)        (47,610,824)
                                                                                                   ------------        ------------
                 Total stockholders' deficit ...............................................        (47,425,555)        (17,618,080)
                                                                                                   ------------        ------------
                                                                                                   $ 43,998,521        $ 65,613,446
                                                                                                   ============        ============
           See accompanying notes to consolidated financial statements


                                 VIATEL, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)



                                                       For the Three Months Ended        For the Nine Months Ended
                                                             September 30,                   September 30,
                                                       ----------------------------   -------------------------------
                                                           1996           1995             1996            1995
                                                       -------------  -------------   --------------- ---------------

Telecommunications revenue .........................   $ 13,107,477    $  8,305,582    $ 35,389,706    $ 22,497,564
                                                       ------------    ------------    ------------    ------------

Operating Expenses:
    Costs of telecommunications services ...........     11,212,010       7,224,695      29,789,776      19,333,441
    Selling expenses ...............................      2,270,870       1,905,661       7,341,838       5,274,681
    General and administrative expense .............      5,085,975       4,594,084      17,675,688      11,812,180
    Depreciation and amortization ..................      1,156,946         646,551       3,388,769       1,527,482
    Equipment impairment loss ......................           --              --              --           560,419
                                                       ------------    ------------    ------------    ------------
       Total operating expenses ....................     19,725,801      14,370,991      58,196,071      38,508,203
                                                       ------------    ------------    ------------    ------------

Other income (expenses):
    Interest income ................................        120,629         754,754         860,081       2,610,194
    Interest expense ...............................     (2,843,982)     (2,127,432)     (8,014,734)     (6,454,407)
    Share in loss of affiliate .....................         (1,938)        (14,107)         (6,879)        (36,871)
                                                       ------------    ------------    ------------    ------------
       Net loss ....................................   $ (9,343,615)   $ (7,452,194)   $(29,967,897)   $(19,891,723)
                                                       ============    ============    ============    ============

       Net loss per common share (Note 5) ..........   $      (0.68)   $      (0.55)   $      (2.19)   $      (1.46)
                                                       ============    ============    ============    ============

       Weighted average common
          shares outstanding (Note 5) ..............     13,707,648      13,640,981      13,707,648      13,640,981
                                                       ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                VIATEL, INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                                        ------------------------------
                                                                                            1996            1995
                                                                                        --------------   -------------
Cash flows from operating activities:
    Net loss ........................................................................   $(29,967,897)   $(19,891,723)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Deferred financing costs .....................................................           --          (245,370)
       Equipment impairment loss ....................................................           --           560,419
       Depreciation and amortization ................................................      3,388,769       1,527,482
       Interest expense on senior discount notes ....................................      7,960,414       6,381,065
       Accrued interest income on marketable securities .............................       (279,111)     (1,291,917)
       Provision for losses on accounts receivable ..................................      1,388,149         (83,879)
       Share in loss of affiliate ...................................................          6,879          36,871
       Unearned compensation ........................................................        321,661            --
    Changes in assets and liabilities:
       Increase in accounts receivable ..............................................     (4,679,584)       (226,166)
       Decrease (increase) in prepaid expenses and other receivables ................        228,869      (1,516,588)
       Increase in other assets .....................................................       (302,296)       (946,152)
       Increase (decrease) in accrued telecommunication costs, accounts payable,
            other accrued expenses and commissions payable ..........................         15,343        (215,919)
                                                                                        ------------    ------------
                 Net cash used in operating activities ..............................    (21,918,804)    (15,911,877)
                                                                                        ------------    ------------

Cash flows from investing activities:
    Purchase of property, equipment and software ....................................     (5,372,006)     (8,460,034)
    Issuance of notes receivable ....................................................       (323,227)           --
    Investment in marketable securities .............................................    (14,794,332)    (50,926,308)
    Proceeds from maturity of marketable securities .................................     36,821,827      13,137,443
    Investment in affiliate .........................................................        (96,952)       (264,267)
                                                                                        ------------    ------------
                 Net cash provided by (used in) investing activities ................     16,235,310     (46,513,166)
                                                                                        ------------    ------------

Cash flows from financing activities:
    Payments under capital leases ...................................................        (41,801)     (1,306,453)
    Repayment of notes payable ......................................................           --          (966,755)
                                                                                        ------------    ------------
                 Net cash used in financing activities ..............................        (41,801)     (2,273,208)
                                                                                        ------------    ------------

Effects of exchange rates on cash ...................................................        (18,528)         23,169
                                                                                        ------------    ------------
Net decrease in cash and cash equivalents ...........................................     (5,743,823)    (64,675,082)
Cash and cash equivalents at beginning of period ....................................      8,934,914      66,761,614
                                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................................   $  3,191,091    $  2,086,532
                                                                                        ============    ============

Supplemental disclosure of cash flow information:

    Interest paid ...................................................................   $    44,553     $     73,342
                                                                                        ============    ============

    Assets acquired under capital lease obligations .................................   $   356,033     $       --
                                                                                        ============    ============


                  See accompanying notes to consolidated financial statements.


                         VIATEL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            (Information as of September 30, 1996 and for the periods
                 ended September 30, 1996 and 1995 is unaudited)

(1)  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by Viatel, Inc. and Subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated results of financial position, operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's 1995 annual consolidated financial statements. Operating results for the three and nine months ended September 30, 1996 may not be indicative of the results that may be expected for the full year.


(2)  INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At September 30, 1996, the Company had no investments that qualified as trading.

     The amortized cost of debt securities classified as held to maturity and available for sale are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as held to maturity as of September 30, 1996.

     The following is a summary of the fair value of securities available for sale at September 30, 1996:


       U.S. Treasury obligations..........................     $1,998,792
       Federal agencies obligations.......................      1,106,462
                                                               ----------
                   Total                                       $3,105,254
                                                               ==========


     The fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of September 30, 1996.

     Based upon contractual maturity, all securities available for sale at September 30, 1996 are due within one year.

     Expected  maturities  will  differ  from  contractual   maturities  because
     borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.


(3)  STOCK INCENTIVE PLAN

     Stock option activity for the nine months ended September 30, 1996 under the Amended Stock Incentive Plan (the "Stock Incentive Plan") is shown below:

                                                           Option Price
                                                       ----------------------
                                            Number of  Per Share     Total
                                             Shares     Average      Price
                                            ---------  ---------  -----------
Shares under option at December 31, 1995     496,749    $ 4.03    $ 2,002,543
Granted .................................    782,293    $ 5.85    $ 4,576,414
Forfeitures .............................   (203,531)   $ 5.78    $(1,175,969)
                                            =========  =========  ===========
Shares under option at September 30, 1996   1,075,511   $ 5.02    $ 5,402,988
                                            =========  =========  ===========

     As of September 30, 1996, 376,587 options were exercisable under the Stock Incentive Plan.


(4)  REGULATORY MATTERS

     The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.


(5)  SUBSEQUENT EVENTS

     (A) INITIAL PUBLIC OFFERING

     On October 23, 1996, the Company completed an initial public offering ("IPO") of its common stock, $.01 par value per share (the "Common Stock"), through which it sold 8,667,000 shares of Common Stock at $12 a share and raised approximately $104 million of gross proceeds (approximately $95.1 million of net proceeds).

     (B) STOCK SPLIT/CAPITALIZATION

     In connection with the IPO, all outstanding shares of the Company's non-voting Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), were converted into shares of Common Stock at a ratio of one-to-one and all then outstanding shares of Common Stock were then subject to a reverse stock split at a ratio of 3-to-2. In addition, the Company's stockholders approved an amendment to the Certificate of Incorporation which (i) authorized the Board of Directors to issue up to 1 million shares of Preferred Stock, $.01 par value per share, in one or more series and to fix the powers, voting rights, designations and preferences of each series and (ii) eliminated the Class A Common Stock.

     All earnings per share and share data presented herein have been restated retroactively to reflect the conversion of the Class A Common Stock into Common Stock and the reverse stock split of all then outstanding shares of Common Stock.

     (C) PRO FORMA BALANCE SHEET

     The following table presents the effects on the Company's balance sheet of the IPO as of September 30, 1996, on a pro forma basis, assuming the IPO had occurred at that date.


                                                                           As of September 30, 1996
                                                                         ---------------------------------
                                                                              Actual        Pro Forma
                                                                         ---------------   ---------------
                                                                         (In thousands, except share data)

Cash, cash equivalents and marketable securities ................           $   6,296         $ 101,420
                                                                            =========         =========
Long-term debt ..................................................           $  75,219         $  75,219
                                                                            ---------         ---------
Stockholders' (deficit) equity:
      Common Stock,  $.01 par value;  50,000,000 shares
        authorized,  10,802,801 shares issued and
        outstanding; 22,374,647 shares issued and
        outstanding, pro forma                                                    108               224
      Class A Common Stock, $.01 par value; 10,000,000
        shares authorized, 2,904,846 shares issued
        and outstanding; no shares issued and outstanding,
        pro forma                                                                  29              --
      Preferred Stock, $.01 par value; no shares
        authorized, no shares issued and outstanding;
        pro forma 1,000,000 shares authorized, no shares
        issued and outstanding                                                    --               --
      Additional paid-in capital ................................              30,488           125,525
      Unearned compensation .....................................                (146)             (146)
      Cumulative translation adjustment .........................                (326)             (326)
      Accumulated deficit .......................................             (77,579)          (77,579)
                                                                            ---------         ---------
        Total stockholders' (deficit) equity ....................             (47,426)           47,698
                                                                            ---------         ---------
        Total capitalization ....................................           $  27,793         $ 122,917
                                                                            =========         =========


ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF OPERATIONS.

OVERVIEW

Since its inception in 1991, the Company has invested heavily in developing its ability to provide international telecommunications services. In 1993, the Company began focusing on providing international telecommunications services in Western Europe and creating an extensive telecommunications network for voice and voice band data in Western Europe. In 1996, the Company commenced a national long distance trial in certain countries in Western Europe. Based on the favorable results of this trial, the Company has commenced an expansion plan and anticipates entering the national long distance markets in all countries in Western Europe in which it does business by the end of 1997.

The Company operates a digital, switch-based telecommunications network in Western Europe including a central switching center in London and additional switches in Amsterdam, Barcelona, Brussels, Frankfurt, Madrid, Milan, Paris and Rome connected by leased, digital fiber optic transmission facilities (the
"European Network"). In addition, the Company operates a switching center in Omaha, Nebraska, which is connected to the central switching center in London by leased, digital fiber optic transmission facilities (together with the European Network, the "Viatel Network"). The Company believes that the European Network allows the Company effectively to render its services currently and will offer it a competitive advantage after the European Union's liberalization of voice telephony, now scheduled for January 1, 1998.

In September 1996, the Federal Communications Commission authorized the Company to provide both facilities-based services and resale services (including both the resale of switched services and the resale of private lines for the provision of switched services) to all permissible international points. In addition, in September 1996, the Federal Communications Commission authorized the Company to provide facilities-based service between the United States and the United Kingdom over the CANUS-1 and CANTAT-3 cable systems. The Company had recently acquired an indefeasible right of use in CANUS-1 and the United States portion of CANTAT-3. It is the Company's intention to pursue regulatory permission for, and ownership of, the United Kingdom portion of CANTAT-3.

During the first nine months of 1996, the Company experienced growth of approximately 57.3% in telecommunications revenue and an improvement in gross margin as compared to the corresponding period in 1995. While the Company experienced an EBITDA loss of approximately $19.4 million during the first nine months of 1996, as compared to an EBITDA loss of approximately $14.5 million during the first nine months of 1995, as a percentage of revenue, the EBITDA loss decreased by approximately 14.9% to 54.9% from 64.5%. The growth in telecommunications revenue and EBITDA loss are the result of the ongoing investment in operating infrastructure related to expanding the Company's presence in its targeted geographic markets in Western Europe and expanding its ability to offer its services. As a result, the Company does not expect to have positive EBITDA until the year 2000.

During the third quarter of 1996, as compared to the second quarter of 1996, certain trends were evident including (i) a 12.1% increase in telecommunications revenue to $13.1 million from $11.7 million, (ii) a 17.1% increase in billable minutes to 16.7 million billable minutes from 14.2 million billable minutes,
(iii) a decrease in gross margins to 14.5% from 18.1% (primarily resulting from fewer work days in Europe during the summer months), (iv) a decrease in selling expenses and general and administrative expenses, as a percentage of revenue, to 56.1% from 86.6% (68.2% excluding costs for (1) the Company's reorganization (the "Reorganization") and (2) an expense associated with a judgment rendered by a French arbitration tribunal against the Company (the "French Arbitration Award") on behalf of an independent sales representative) and (v) a decrease in EBITDA loss, as a percentage of revenue, to 41.7% from 68.6% (50.7% if charges for the Reorganization and the French Arbitration Award had not been incurred). SEE "-- RESULTS OF OPERATIONS."

On October 23, 1996, the Company completed the IPO through which it raised approximately $104 million of gross proceeds (approximately $95.1 million of net proceeds). The Company anticipates that it will be able to fund its capital requirements for the foreseeable future. SEE "-- LIQUIDITY AND CAPITAL RESOURCES."


RESULTS OF OPERATIONS

The following table summarizes the breakdown of the Company's results of operations as a percentage of revenue:

                                               For the Three      For the Nine
                                               Months Ended       Months Ended
                                               September 30,      September 30,
                                              ----------------   ---------------
                                               1996      1995     1996     1995
                                              -------   ------   ------   ------
Telecommunications revenue .................   100.0%   100.0%   100.0%   100.0%
Cost of telecommunications services ........    85.5%    87.0%    84.2%    85.9%
Selling expenses ...........................    17.3%    22.9%    20.7%    23.4%
General and administrative expense .........    38.8%    55.3%    49.9%    52.5%
Depreciation and amortization ..............     8.8%     7.8%     9.6%     6.8%
EBITDA loss (1).............................    41.7%    65.4%    54.9%    64.5%

---------------
(1) As used herein "EBITDA" consists of earnings before interest (net), income taxes and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or as an alternative to cash flow as a measure of liquidity.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 57.8% to $13.1 million for the three months ended September 30, 1996 from $8.3 million for the three months ended September 30, 1995. Telecommunications revenue growth for the three month period ended September 30, 1996 was generated primarily from increased traffic volume on the European Network, growth in the Company's wholesale business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim.

Billable minutes increased by 143.2% during the three months ended September 30, 1996 to 16.7 million billable minutes from 6.9 million billable minutes during the third quarter of 1995. This increase was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 31.0% to $0.78 in the three-month period ended September 30, 1996 from $1.13 in the three-month period ended September 30, 1995, primarily because of (i) a higher percentage of lower-priced intra-European traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced wholesale traffic as compared to retail traffic, (iii) reductions in certain rates charged to non-wholesale customers in response to pricing reductions enacted by certain incumbent telecommunications operators ("ITOs") in Western Europe and (iv) changes in customer access methods. SEE "-- COST OF TELECOMMUNICATIONS SERVICES."

Telecommunications revenue per billable minute from the sale of services to non-wholesale customers decreased to $1.02 in the three months ended September 30, 1996 from $1.47 in the corresponding period in 1995. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers remained constant at $0.36 in the three months ended September 30, 1996 and 1995. The number of customers billed rose 101.1% to 16,319 at September 30, 1996 from 8,115 at September 30, 1995.

Western Europe continues to be an increasingly important market for the Company. During the three months ended September 30, 1996, approximately 41.5% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 34.4% of the Company's telecommunications revenue during the corresponding period in 1995. In contrast, despite an increase of approximately 27.9% over the corresponding period in 1995, telecommunications revenue from Latin America represented approximately 28.9% of the Company's telecommunications revenue during the three months ended September 30, 1996 as compared to approximately 37.9% of the Company's telecommunications revenue during the three months ended September 30, 1995. Historically, significant portions of the Company's telecommunications revenue have been derived from Latin America, principally from the provision of callback and international toll free related services. Presently, the Company is devoting substantial resources to the deregulating Western European market, and although it expects revenue from Latin America as well as other geographic regions to grow, it expects such revenue to continue to decrease as a percentage of the Company's total telecommunications revenue in the near term.

The Company has significantly increased its wholesale business through which it sells switched minutes to carriers and other resellers at discounted rates. While the wholesale business has lower average gross margins than the Company's non-wholesale business, the telecommunications revenue generated from the wholesale business partially offsets the fixed costs associated with the Viatel Network. The wholesale business represented approximately 16.6% of total telecommunications revenue and approximately 36.0% of billable minutes for the three months ended September 30, 1996 as compared to approximately 9.6% of total telecommunications revenue and approximately 30.3% of billable minutes, for the three months ended September 30, 1995. While this increase in telecommunications revenue represents an increase of approximately 190.7% over the corresponding period in 1995, the Company does not expect telecommunications revenue generated by its wholesale business to continue to grow at this rate.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $11.2 million for the three months ended September 30, 1996 from $7.2 million for the three months ended September 30, 1995 and, as a percentage of revenue, decreased to approximately 85.5% from approximately 87.0% for the three months ended September 30, 1996 and 1995, respectively. The corresponding increase of approximately 75.4% in gross margins to $1.9 million for the three months ended September 30, 1996 from $1.1 million for the comparable period in 1995 was primarily due to changes in overall service mix and increased utilization of the European Network. The Company's average cost per billable minute decreased to $0.67 during the three months ended September 30, 1996 from $1.00 during the three months ended September 30, 1995, a 33.0% decrease. This decrease, which more than offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased traffic being routed through the European Network, (ii) an increase in switched minutes generated by the Company's wholesale business and (iii) changes in customer access methods. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

Gross margins for the three months ended September 30, 1996 were negatively impacted by increases in certain costs related to the expansion of the Company's overall transmission capacity. These fixed costs are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network increases. As a result of an increase of approximately 140% in private line circuit ("PLC") capacity from September 30, 1995 to September 30, 1996, the costs associated with the European Network increased to approximately $1.0 million for the three months ended September 30, 1996 (approximately 7.5% of telecommunications revenue for such period) from approximately $0.6 million for the three months ended September 30, 1995 (approximately 7.6% of telecommunications revenue for such period). PLCs represent a significant portion of the Company's fixed costs and were not fully utilized in the three months ended September 30, 1996. The Company believes that its use of PLCs for the routing of minutes over the European Network will continue to increase, and such increased use will positively impact the Company's overall gross margins, as a percentage of telecommunications revenue. The benefit of such increased use, however, is primarily limited to calls that either originate or terminate in a city where the Company has a switch or a point of presence ("POP"), because otherwise the Company transports the call over the public switched telephone network ("PSTN") at higher transmission costs and reduced margins.

SELLING EXPENSES. Selling expenses increased to $2.3 million in the three months ended September 30, 1996 from $1.9 million in the three months ended September 30, 1995 and, as a percentage of revenue, decreased to approximately 17.3% in