Form 10-K
period 1996-12-31
VIATEL INC
filed 1997-03-31
CIK 945771

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from    to

                      COMMISSION FILE NUMBER : 000-21261

                                 VIATEL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                          13-378366
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


800 THIRD AVENUE, NEW YORK, NEW YORK                    10022
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 350-9200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 27, 1997 WAS APPROXIMATELY $85,339,595. AS OF MARCH 27, 1997, 22,609,213 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE. THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE COMPANY'S 1997 ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED ON OR BEFORE APRIL 30, 1997.


================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE

PART I.....................................................................  1

      ITEM 1.  BUSINESS....................................................  1
               General.....................................................  1
               Business Strategy...........................................  1
               Market Opportunity..........................................  3
               Services....................................................  4
               The Viatel Network..........................................  5
               Information Systems.........................................  7
               Sales and Marketing; Customers..............................  8
               Carrier Contracts...........................................  9
               Competition.................................................  9
               Government Regulation......................................  10
               Employees..................................................  13

      ITEM 2.  PROPERTIES.................................................  13

      ITEM 3.  LEGAL PROCEEDINGS..........................................  14

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  14

PART II.................................................................... 16

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS......................................... 16

      ITEM 6.  SELECTED FINANCIAL DATA..................................... 16

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS......................... 19

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 30

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE......................... 48

PART III................................................................... 48

      ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........ 48

      ITEM 11.   EXECUTIVE COMPENSATION.................................... 48

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT. ..................................... 48

      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............ 48

ITEM IV.....................................................................48

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K......................................... 48

             CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   CERTAIN STATEMENTS CONTAINED HEREIN WHICH EXPRESS "BELIEF," "ANTICIPATION," "EXPECTATION," OR "INTENTION" OR ANY OTHER PROJECTION, INCLUDING STATEMENTS CONCERNING THE DESIGN, CONFIGURATION, FEATURE AND PERFORMANCE OF VIATEL, INC.'S NETWORK AND RELATED SERVICES, THE DEVELOPMENT AND EXPANSION OF VIATEL, INC.'S BUSINESS, THE MARKETS IN WHICH VIATEL, INC.'S SERVICES ARE OR WILL BE OFFERED, CAPITAL EXPENDITURES AND REGULATORY REFORM, INSOFAR AS THEY MAY APPLY
PROSPECTIVELY AND ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


                                    PART I

ITEM 1.   BUSINESS.

GENERAL

     Viatel, Inc. (together with its subsidiaries and predecessor the "Company" or "Viatel") is a growing provider of international and national long distance telecommunications services principally in Western Europe, Latin America, the United States and the Pacific Rim and offers its services primarily to small and medium-sized businesses, carriers and other resellers. The Company operates a digital, switch-based telecommunications network in Western Europe including a central switching center in London and nine additional switches in Amsterdam, Antwerp, Barcelona, Brussels, Frankfurt, Madrid, Milan, Paris and Rome connected by digital fiber optic transmission facilities (the "European Network"). In addition, the Company operates a switching center in Omaha, Nebraska which is connected to the central switching center in London by digital fiber optic transmission facilities (together with the European Network, the "Viatel Network"). The Company has achieved rapid growth since its inception in 1991 with telecommunications revenue reaching $50.4 million in 1996. Viatel, Inc. is a Delaware corporation with its principal headquarters located at 800 Third Avenue, New York, New York.

     The Company derives revenue primarily through the provision of competitively priced long distance services with value-added features that have not been typically provided by the respective incumbent telecommunications operator ("ITO") in many of the countries in which the Company operates. The Company's services include virtual private networks, dedicated access for high volume users, calling cards, fax service and the provision of switched minutes to wholesale customers. The value-added features include itemized and multicurrency billing, abbreviated dialing and multiple payment methods. Access to the Company's services is obtained through paid access, international toll-free ("ITF"), national toll-free ("NTF"), dedicated line or callback.

     The Company conducts its business on a global basis, with a principal focus on Western Europe. Of the Company's telecommunications revenue for 1996, approximately 41.9% was generated in Western Europe, approximately 28.4% was generated in Latin America, approximately 17.0% was generated in North America, primarily from the Company's wholesale business of selling switched minutes to other carriers and approximately 12.4% was generated in the Pacific Rim. The remaining 0.3% was generated in Africa and the Middle East.

BUSINESS STRATEGY

     The Company's objective is to be a significant provider of international and national long distance telecommunications services within Western Europe and other deregulating markets. The Company believes it is strategically positioned to take advantage of fundamental changes occurring in the telecommunications industry as a result of global deregulation and rapid advances in technology. In particular, the Company believes that its early entry into the Western European market as an alternative network operator has positioned it to take advantage of the anticipated implementation in 1998 of European Union ("EU") directives to eliminate the ITOs' existing monopolies on

     Voice Telephony, defined as the commercial provision for the public of the direct transport and switching of speech in real-time between public switched network termination points, enabling any user to use equipment connected to such a network termination point in order to communicate with another termination point. The Company is currently prohibited from supplying Voice Telephony in most EU member states until 1998. Accordingly, the Company instead provides competitively priced international and national long distance services with value-added features, thus positioning itself to capitalize on anticipated deregulation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Substantial Government Regulation."

     Key  elements  of the  Company's business strategy include:

- CAPITALIZE ON ANTICIPATED SETTLEMENT AGREEMENT OBSOLESCENCE. In contrast to many other companies engaged in the sale of international long distance services, the Company is not dependent on settlement agreements with ITOs for traffic origination and termination. The Company believes that deregulation of the dominant geographic telecommunications markets as evidenced by the World Trade Organization ("WTO") Basic Telecommunications Agreement (the "WTO Agreement") could hasten the obsolescence of settlement agreements anticipated by the Company, thus encouraging carriers to consider alternatives to the ITOs for long distance traffic termination. Currently, the European Network is primarily used to originate international long distance traffic from and within Western Europe. The Company plans to further leverage the European Network to take advantage of settlement agreement obsolescence anticipated by the Company by offering other carriers an alternative to the ITOs for long distance traffic origination and termination within Western Europe. While the trend toward settlement agreement obsolescence anticipated by the Company is likely to reduce prices for long distance services, the Company believes that increased utilization of the European Network for both origination and termination of traffic and reduced transmission costs should offset any such price reductions. See "-- Market Opportunity."

- FOCUS ON THE EUROPEAN MARKET; LEVERAGE EUROPEAN NETWORK. To capitalize on opportunities presented by the changing regulatory environment and the size of the Western European market, the Company intends to further utilize and expand the European Network. During 1996, approximately 41.9% of the Company's telecommunications revenue was generated in Western Europe, with approximately 33.1% of its revenue attributable to calls originated on the European Network. The Company intends to expand the European Network by installing points of presence ("POP") in cities with both significant calling activity directed to the Company's switch-based cities and significant potential for originating and terminating international and national long distance traffic. The Company anticipates installing switches in Vienna and Zurich and POPs in up to 17 Western European cities in 1997, including Berlin, Lyon, Rotterdam, Turin and Valencia. During the first quarter of 1997, the Company installed a switch in Antwerp. The Company is currently upgrading its switch in London and its POP in New York to international gateway switches and anticipates that these improvements will be completed during the second and third quarters of 1997, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's
     Future   Results."

- FOCUS ON SMALL AND MEDIUM-SIZED BUSINESSES. The Company's principal target market consists of small and medium-sized businesses for which the cost of long distance telecommunications services represents a significant business expense. The Company believes that these customers tend to focus principally on price and customer service. The Company also believes that, within any particular EU member state, the Company's services and pricing will be more attractive to such customers when, in addition to providing international long distance services, the Company provides national long distance services within such state. The Company believes that its ability to offer national and international long distance services to its targeted customers, and to bundle such services where desirable, will result in increased traffic volume on the European Network due to (i) existing high demand for national long distance service by the Company's targeted customers, (ii) potential savings which the customer would receive by purchasing both services from the Company and (iii) convenience associated with purchasing such services from a single vendor. See "-- Sales and Marketing; Customers."

- EXPAND WHOLESALE SWITCHED SERVICE. To increase utilization of the Viatel Network, the Company sells switched minutes to wholesale customers and other resellers in the United States and the United Kingdom. Sales to such customers accounted for approximately 16.5% of the Company's telecommunications revenue for 1996 as compared to approximately 6.2% for 1995. The Company intends to continue to expand its wholesale service, thus providing the Company with a source of additional revenue and minutes originating and terminating on the Viatel Network.

- CONTINUE DEVELOPMENT OF LOCAL SALES DISTRIBUTION CHANNELS. The Company's sales and marketing strategy is to leverage its locally based sales forces, which include direct and indirect sales representatives and telemarketing agents, to establish direct sales forces in other key Western European cities and to augment the efforts of its direct local sales, marketing and customer service functions by utilizing non-exclusive independent representatives. The Company believes that the knowledge of its sales, marketing and customer service personnel of local systems, customs and languages increases the Company's ability to develop and serve its principal target customer base.

- PURSUE ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES. The Company expects to pursue selective acquisitions of customer bases or businesses, make investments in companies that complement the Company's current operations or expand its services or network capabilities and engage in strategic alliances. The Company believes that such acquisitions, investments and strategic alliances are an important means of increasing network traffic volume and achieving economies of scale. In particular, the Company believes that, in certain instances, it is more efficient to acquire rather than develop customer bases. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Risks Associated With Acquisitions, Investments and Strategic Alliances."

MARKET OPPORTUNITY

     According to the International Telecommunications Union ("ITU"), the international telephone service industry had total worldwide revenue of approximately $55.0 billion in 1995. While revenue data is not available on a per country basis for Europe, Europe accounted for approximately 45.0% or 24.0 billion of worldwide international outgoing voice and voice band data minutes of use. The Company believes that, during 1996, the Western European countries in which the Company operated represented approximately 22.6% or $13.6 billion of worldwide international outgoing voice and voice band data revenue and approximately 35.2% or 22.3 billion of related minutes of use. The Company also believes that, during 1996, the market for national long distance voice and voice band data revenue in the Western European countries in which the Company operated represented approximately $41.7 billion or 196.9 billion minutes of use.

     In the Company's target markets, deregulation and new technologies have resulted in increased competition between telecommunications service providers and increased demand for the transmission of information across national borders. Such deregulation and technological innovation has: (i) decreased the cost of providing toll service; (ii) enabled the provision of sophisticated value-added features; and (iii) allowed other companies to compete with the ITOs.

     Historically, the respective ITO in each country had the exclusive right to provide telephone services within that country and, as a result, long distance callers have paid relatively high prices for limited service. Since 1990, the EU telecommunications market has become increasingly liberalized, but the provision of Voice Telephony is reserved to the local ITO in most EU member states until scheduled deregulation in 1998. See "-- Government Regulation." In response to the liberalization of telecommunications services within the EU, a number of different competitors have emerged to compete with the ITOs, including the Company, alliances between large United States telecommunications service providers and ITOs and other competitors that primarily provide long distance service through callback access or through developing networks servicing specific geographic markets. See "--Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which Affect the Company's Future Results -- Competition."

     In the telecommunications industry, deregulation has coincided with technological advances, which include utilization of fiber optic cable and improved computer software and processing technology. Fiber optic cable, which has widely replaced traditional copper wire lines for long distance transmission, has dramatically increased the capacity,  speed  and  flexibility  of  transmission  lines  and  has  virtually eliminated limited capacity as a technical barrier to entry for new international telephone companies. Improvements in computer software and processing technology have allowed the provision of value-added features such as itemized and multicurrency billing, international debit and charge networks and ITF numbers.

     The Company believes, along with many industry observers, that the current deregulation in many EU member states, coupled with technological innovation, will lead to market developments similar to those that occurred upon deregulation of long distance telecommunications services in the United States and the United Kingdom, including an increase in traffic volume and the continued introduction of new providers of telecommunications services of varying sizes. While significant reductions in prices and improvements in telecommunications and customer services have occurred and are expected to continue, the Company expects that market prices will continue to permit services to be profitably rendered by industry participants generally. See "-- Government Regulation," " -- Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Substantial Government Regulation."

     The Company further believes that its operating experience in deregulating markets in the United States and the United Kingdom, and its experience as an early entrant into the Western European market as an alternative network operator, will assist it in identifying opportunities and expanding the Viatel Network as other geographic regions with high density telecommunications markets, such as Latin America and the Pacific Rim, start to deregulate. The Company also believes that its position in the Western European telecommunications market and its experience providing international telecommunications services will assist it in establishing a presence in national long distance markets in Western Europe. During 1996, the Company commenced offering national long distance telecommunications service in Spain, Germany and Italy and, based upon favorable results in such markets, has determined to enter the national long distance business in all EU member states in which it currently operates.

     On February 15, 1997, representatives of 70 countries, including the United States, finalized the WTO Agreement, which addresses market access, foreign investment and procompetitive regulatory principles for countries generating over 95% of world-wide telecommunications revenue. The WTO Agreement becomes effective January 1, 1998. Although certain countries took specific exceptions to the agreement, the WTO Agreement generally provides (a) market access to U.S. companies for local, long distance and international service through any means of network technology on either a resale or facilities basis,
(b) the opportunity for U.S. companies to acquire, establish or hold a significant stake in telecommunications companies in the countries which are a party to the WTO Agreement, and (c) the ability to take advantage of these opportunities within a framework of procompetitive regulatory principles. The Company expects to benefit from the anticipated effects of the WTO Agreement, including the expansion of legally permissible uses of the Company's European Network, but it cannot predict the extent of the opportunities that may be presented.

SERVICES

     The Company provides competitively priced long distance services with value-added features that are not typically provided by the respective ITO in many of the countries in which the Company operates. The Company's services include virtual private networks, dedicated access for high volume users, calling cards, fax service and the provision of switched minutes to wholesale customers. The value-added features include itemized and multicurrency billing, abbreviated dialing and multiple payment methods. See "-- The Viatel Network."

     Access to the Company's services is obtained either through "dial up access" or "direct access." Dial up access requires the use of: (i) paid access, which requires the customer to pay the ITO for the cost of accessing the Company's services; (ii) callback, which enables the customer to receive a return call providing a dial tone originated from the Company's Omaha, Nebraska switching center; (iii) ITF, which accesses the Omaha, Nebraska switching center by direct dial; or (iv) NTF, which accesses a local switch in the European Network. Customers using direct access are connected to a Company switch by a dedicated leased line.

     Paid access accounted for approximately 75.1% of the Company's Western European revenue during 1996. To reduce the Company's costs and improve usage, the Company has evolved from callback and ITF access to access by NTF numbers, paid access and, ultimately, in the case of VIACALL Plus, by direct access. Until regulatory considerations permit, all customers outside of Europe, except for wholesale customers, are expected to continue to access the Company's services through callback or ITF numbers.

The Company's principal services include:

     VIACALL - enables virtual private network calling to a pre-defined group of locations within a closed user group that can be modified as required, subject only to regulatory limitations.

     VIACALL PLUS - provides dedicated access via a leased line from the customer to the Viatel Network, permitting calling without dialing access or location codes.

     VIACALL EXPRESS - provides a paid (local) access or toll free number programmed to dial an existing phone number or system, generally in another country, without the need for special circuits or modifications.

     VIAWORLDFAX - permits calling for facsimile and other voice band data services and is marketed exclusively in Western Europe. In the fourth quarter of 1996, the Company simplified access to this service through the use of automatic number identification, where feasible.

     VIAISDNFAX - permits companies with ISDN lines and high-volume national and international long-distance fax communications to send fax communications directly to a destination using abbreviated codes, if preferred.

     VIACONNECT - provides "anywhere to anywhere" international callback access through manual, automatic, X.25 or Internet initiated callback. These services are also offered with ITF access, subject to pricing considerations.

     VIAGLOBE - provides calling card access from over 45 countries. In addition to offering savings over the calling cards of AT&T Corporation, MCI Telecommunications Corporation and other providers of credit-based international calling cards, VIAGLOBE provides 24-hour operator assistance and speed dialing.

     VIACARD - introduced in the first quarter of 1997, VIACARD is a prepaid international debit card which provides many of the same features as VIAGLOBE in a prepaid environment. The numerous benefits and opportunities afforded customers with a prepaid card include better internal cost controls and the ability to offer small denomination cards as promotional items.

     The Company markets its services under a number of registered and common law service marks and uses various registered logos including "Viatel," a federally registered service mark in the United States.

     In certain of the Company's existing and target markets there are laws or regulations that either prohibit or limit, or could be used to prohibit or limit, certain of the transmission methods by which the Company's services are provided and the provision of certain of the Company's services. See "--Government Regulation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which Could Affect the Company's Future Results -- Substantial Government Regulation."

THE VIATEL NETWORK

     The Viatel Network consists of central switching centers in London, England and Omaha, Nebraska and switches, each connected to London by digital fiber optic transmission facilities, in Amsterdam, Antwerp, Barcelona, Brussels, Frankfurt, Madrid, Milan, Paris and Rome. The Company's ownership of switches reduces its reliance on other carriers, enables routing of telecommunications traffic over multiple leased transmission lines, aids in controlling costs and permits the compilation of call record data and other customer information. The Company is using the net proceeds from its initial public offering completed in October 1996 (the "Offering") for the purpose of upgrading and expanding the Viatel Network. The Company has also used and intends to continue to use certain of the proceeds from its Offering to purchase interests in fiber optic cable systems in strategically positioned submarine cables. See "-- Expansion Plans" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources -- Capital Expenditures and Working Capital."

     To originate and terminate calls on the European Network, the Company's switches must have access and egress into and from the public switched telephone network ("PSTN") through local connectivity. Each of the Company's services, other than VIACALL Plus, requires use of the PSTN to connect with a Company switch, using either a NTF number or paid access. For VIACALL Plus, local connectivity is provided by dedicated leased lines that connect a customer's premises directly to a Company switch. In each country in which ViaCALL Plus is offered, local connectivity is currently provided under tariffed services offered by the ITO. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Potential Difficulties Associated With Implementing European Expansion Strategy."

     THE EUROPEAN NETWORK. The European Network currently consists of a central switching center in London and switches in the nine Western European cities mentioned above. These cities were chosen as switch locations due to the substantial number of international calls originating from such cities. The European Network has been primarily used to originate traffic in Western Europe. The Company anticipates increasing use of the European Network to terminate traffic in Western Europe, particularly if settlement agreements become obsolete. See " -- Business Strategy -- Capitalize on Anticipated Settlement Agreement Obsolescence" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Potential Difficulties Associated With Implementing European Expansion Strategy."

     INTERNATIONAL PRIVATE LINE CIRCUITS. The Company's nine switches in Western Europe are connected to the central switching center in London by international private line circuit ("IPLC"). IPLCs are permanent point-to-point connections for voice and voice band data transmissions and are a less expensive alternative to PSTNs, which are typically controlled by the local ITOs. The Company transmits call traffic to Omaha, Nebraska from London and to London from Omaha, Nebraska by an IPLC. The IPLCs connecting the Company's switches to the central switching center in London are leased directly, or indirectly through third parties, from the ITOs in the countries in which such calls originate.

     To reduce transmission costs and to provide additional capacity between the United States and London, the Company acquired an interest in fiber optic cable systems in the portion of a transatlantic digital fiber optic cable originating in the United States for transmission of traffic between the United States and Europe. The Company has received approval in principle from the Department of Trade and Industry in England in connection with its International Facilities License, which would allow the ownership of an interest in a transatlantic digital fiber optic cable originating in the United Kingdom. The Company anticipates that this license will be granted in April 1997 following the completion of a 28-day public comment period. Once the Company has obtained its International Facilities License, it intends to acquire an interest in transatlantic digital fiber optic cable originating in the United Kingdom. The Company is also considering acquiring an interest in cross-channel digital fiber optic cable originating in the United Kingdom. The Company has also become a signatory to the FIBEROPTIC Link Around the Globe ("FLAG") agreement. FLAG will provide the Company with added bandwidth capacity on a new transoceanic, intercontinental fiber system, currently under construction.

     INTELLIGENT SWITCHES. The Viatel Network utilizes "intelligent switches" which incorporate proprietary software to achieve least cost routing ("LCR"), the process by which the Company optimizes the routing of calls over the Viatel Network for more than 230 countries and territories. LCR allows calls that are not routed over the Viatel Network to be routed directly from the Company's switches through the PSTN to their destinations at the lowest rates. These switches also enable the Company to efficiently perform billing functions and account activation and to render value-added services. See "--Information Systems."

     The Viatel Network uses high capacity, programmable switching platforms designed to deploy network-based intelligent services quickly and cost effectively. The switches are modular and scaleable and incorporate advanced technologies such as Integrated Services Digital Network ("ISDN"), hierarchical call control and simplified network management protocol network management software. These switches can also provide a bridge between older and emerging standards. As the Viatel Network continues to evolve, the installed base of switches can be upgraded easily to create a cost effective, scaleable service switching point in an SS7 (an industry standard signaling protocol) based network.

     The Company is in the process of installing international gateway switches in London and New York and anticipates that these switches will become operational during the second and third quarters of 1997, respectively.

     REDUNDANCY. In general, the Company relies upon the PSTN to provide redundancy in the event of technical difficulties with the Viatel Network. However, the Company maintains two facilities in Omaha, Nebraska to provide some degree of redundancy in its back office operations, billing and switching systems. The Company believes that the strategy of using the PSTN for redundancy is more cost-effective than building its own redundant capacity, although there can be no assurance that this will be the case in the future. To the extent that customer demand over the European Network exceeds the Company's transmission capacity, the Company may elect or be required to route overflow traffic over the PSTN, and the Company may experience reduced margins and/or losses on such calls. The Company's strategy is to monitor its anticipated traffic volume on a regular basis and to increase IPLC and in-country private line circuit capacity before the capacity limitations of such circuits are reached. See "Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Potential Difficulties Associated With Implementing European Expansion Strategy."

     ECONOMIC BENEFITS OF THE NETWORK. The economic benefits to Viatel of owning and operating its own network arise principally from reduced transmission costs. Calls that are not routed through the network generate significantly higher variable costs because they are connected using relatively expensive ITF numbers or callback. In contrast, because the Viatel Network has significant fixed costs associated with its operations, consisting primarily of leased line rental charges, local connectivity and facility/network management costs, calls routed through the Viatel Network have lower variable costs than off-network traffic. Although the current traffic volume through the European portion of the Company's network is too low to achieve desired economies of scale, transmission costs are expected to decline as a percentage of revenue as call traffic through the European Network increases. This economic benefit, however, is primarily limited to traffic which either originates or terminates in a city where the Company has a switch or POP. If a switch or POP does not exist in an origination or destination city, the Company transports the call over the PSTN, at higher transmission costs and reduced margins. Accordingly, as the European Network is expanded, the Company anticipates being able to serve a greater number of customers on a more cost effective basis. In the future, the Company expects that most of its European calling traffic will originate or terminate through the European Network both for international and national long distance calls. In addition, as traffic patterns warrant, the Company expects to further reduce transmission costs by connecting switches directly to one another with private lines, bypassing the Company's switching centers in London and Omaha.

     EXPANSION PLANS. The Company intends to use a significant portion of the net proceeds from the Company's initial public offering in October 1996 (the "Offering") to expand and upgrade the Viatel Network. The Company is in the process of upgrading its switch in London and its POP in New York to international gateway switches. When a switch is replaced, it will be redeployed to upgrade POPs in other strategic locations. In the first quarter of 1997, the Company installed a switch in Antwerp. The Company has also purchased an interest in fiber optic cable systems in the portion of a transatlantic digital fiber optic cable originating in the United States for transmission of traffic between the United States and Europe. Once the Company has obtained its International Facilities License, it intends to acquire an interest in transatlantic digital fiber optic cable originating in the United Kingdom. The Company is also considering acquiring an interest in cross-channel digital fiber optic cable originating in the United Kingdom. To further extend the European Network, the Company also anticipates installing switches in Vienna and Zurich and POPs in up to 17 Western European cities in 1997, including Berlin, Lyon, Rotterdam and Valencia. Expanding the European Network to include such additional major European business centers should ultimately reduce transmission costs and increase the addressable market of the European Network. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Certain Factors Which May Affect the Company's Future Results -- Potential Difficulties Associated With Implementing European Expansion Strategy."

INFORMATION SYSTEMS

     The Company believes that integrated and reliable billing and information systems are key elements for growth and success in the telecommunications industry. Accordingly, the Company has made significant investments to acquire and implement sophisticated information systems which enable the Company to: (i) monitor and respond to customer needs by developing new and customized services;
(ii) manage LCR; (iii) provide customized billing information; (iv) provide high quality customer service; (v) detect and minimize fraud; (vi) verify payables to suppliers; and (vii) rapidly integrate new customers. The Company believes that its network intelligence, billing and financial reporting systems enhance its ability to competitively meet the increasingly complex and demanding requirements of the international and national long distance markets. While the Company believes that such systems are currently sufficient for its operations, such network intelligence, selling and financial reporting systems will require enhancements and ongoing investments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Dependence on Effective Information Systems."

     The Company currently has a turnaround time of approximately 24 hours for new account entry, subject to credit approval. The Company's billing system provides multicurrency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. Customers are provided with several payment options, including automated credit card processing and automated direct debiting.

     The Company has developed proprietary software to provide telecommunications services and render customer support. In contrast to most traditional telecommunications companies, the software used to support the European Network resides outside of the switches and, therefore, does not currently rely on third party switch manufacturers for upgrades. The Company believes its software configuration facilitates the rapid development and deployment of new services and provides the Company with a competitive advantage. Each switch has a call detail recording function which enables the Company to: (i) achieve accelerated collection of call records; (ii) detect fraud and unauthorized usage; and (iii) permit rapid call detail record analysis. See "-- The Viatel Network --Intelligent Switches."

     The Company also uses its proprietary software to assist it in analyzing traffic patterns and determining network usage and busy hour percentage, originating traffic by switching center, terminating traffic by supplier and originating traffic by customer. This data is utilized to optimize LCR, which may result in call traffic being transmitted over the Company's transmission facilities, other carriers' transmission facilities or a combination of such facilities. If traffic cannot be handled over the least cost route due to overflow, the LCR system is designed to transmit the traffic over the next least cost route. The LCR system chooses among the following variables to minimize the cost of a long distance call: (i) over 15 different suppliers; (ii) 24 different time zones; and (iii) multiple choices of terminating carrier per country. The performance of the LCR system is verified based on a daily overflow report generated by the Company's network traffic management and a weekly/monthly average termination cost report generated by the Company's billing system. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Dependence on Effective Information Systems."

SALES AND MARKETING; CUSTOMERS

     From 1991 to 1994, the Company's sales and marketing efforts were conducted by independent sales representatives in each of its markets. In late 1994, the Company began establishing its own direct sales forces in certain Western European and Latin American countries to take greater control over the sales and marketing functions and to provide a higher level of customer service. Currently, the Company has direct sales forces in the nine cities in Western Europe in which it has switches. The Company intends to establish direct sales forces in other key Western European cities and to utilize non-exclusive independent representatives to augment the efforts of its direct sales forces. This strategy is expected to provide the Company with the benefits derived from a direct sales organization while minimizing the organizational and other fixed costs associated with such an undertaking. See "Item 2. Legal Proceedings."

     The initial phase of development of the Company's direct sales organization in a given country involves setting up a team of salespeople led by a sales manager and supported by a centralized telemarketing and customer service team. Over time, the Company expects each country in which it provides services to be served by multiple sales teams and independent sales agents under the leadership of a country manager and a central telemarketing team responsible for generating new sales leads. The Company does not engage in general advertising, but instead uses local advertising directed to its target customer base.

     The Company's principal target market consists of small and medium-sized businesses. This market includes trading companies, financial institutions, call centers and import-export companies, for which long distance telecommunications service represents a significant business expense. The Company also targets carriers and other resellers. The Company has four sales professionals dedicated to marketing and maintaining the Company's relationships with its wholesale customers in the United States and in the United Kingdom. Currently, no customer of the Company individually accounts for more than 10% of the Company's revenue.

     In addition to providing long distance services to third party call centers, the Company believes that it can profitably establish its own call centers within certain Western European cities which will provide the VIACALL Plus service. Call centers are primarily used by students, travelers and other expatriates as an alternative to coin telephone, callback or third party billed calls. The Company believes that the establishment of its own call centers will enable it to earn high margin revenue while controlling credit problems associated with third party call centers.

     The Company prices its retail services generally at a discount to the ITOs' prices in the various geographic markets. For its retail services, the Company offers discounts to the prices charged by the ITO in each market which typically range from approximately 10.0% to approximately 20.0% for international calls and from approximately

10.0% to approximately 40.0% for intercontinental calls. In those markets where the Company currently provides national long distance services, the discounts typically range from approximately 8.0% to approximately 28.0%.

     The Company generally sets its wholesale rates on a case by case basis with an overall margin objective based upon a customer traffic profile. The rates charged are generally priced at or below the market price of the leading United States international facilities-based carriers, but the Company does not offer a standard discount relative to any major carrier.

CARRIER CONTRACTS

     The Company has entered into contracts to purchase switched minute capacity from various domestic and foreign carriers and depends on such contracts for origination and termination of traffic on the Viatel Network as well as for resale of such capacity to others. Carrier costs constitute a significant portion of the Company's variable costs. Pursuant to these contracts, the Company obtains guaranteed rates, which are generally more favorable than otherwise would be available, by committing to purchase switched minute minimums from such carriers. If the Company fails to meet its switched minute minimum requirements under a carrier contract, it could still be required to pay its minimum monthly commitment as a penalty. The Company's aggregate minimum monthly commitments are approximately $1.0 million, which represents approximately 32% of the Company's monthly variable transmission expense. The Company does not believe that the loss of any one supplier or contract would have a material adverse impact on the Company's business, financial condition or results of operations. See "-- Competition."

COMPETITION

     The international telecommunications industry is highly competitive. The Company's success depends upon its ability to compete with a variety of other telecommunications providers in each of its markets, including the respective ITO in each country in which the Company operates and global alliances among some of the world's largest telecommunications carriers. Other potential competitors include cable television companies, wireless telephone companies, electric and other utilities with rights of way, railways, microwave carriers and large end users which have private networks. The intensity of such competition has recently increased and the Company believes that such competition will continue to intensify as the number of new entrants increases. Many of the Company's current or potential competitors have substantially greater financial, marketing and other resources than the Company. If the Company's competitors devote significant additional resources to the provision of international or national long distance telecommunications services to the Company's target customer base of small and medium-sized businesses, such action could have a material adverse effect on the Company's business, financial condition and results of operations, and there can be no assurance that the Company will be able to compete successfully against such new or existing competitors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Competition."

     Competition for customers in the telecommunications industry is primarily based on price and, to a lesser extent, on the type and quality of services offered. The Company prices its services primarily by offering discounts to the prices charged by its competitors. The Company has no control over the prices set by its competitors, and some of the Company's competitors may be able to use their financial resources to cause severe price competition in the countries in which the Company operates. Although the Company does not believe that there is an economic incentive for its competitors to pursue such a pricing strategy or that its competitors are likely to engage in such a course of action, there can be no assurance that severe price competition will not occur. Any such price competition would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, intensified competition in certain of the Company's markets will cause the Company to continue to reduce its prices. For example, the Company recently reduced certain rates which it charges to retail customers in response to pricing reductions enacted by certain ITOs. Such price reductions may reduce the Company's revenue and margins. The Company has experienced, and expects to continue to experience, declining revenue per billable minute in all of its markets, in part as a result of increasing worldwide competition within the telecommunications industry.

     In response to deregulation, additional competitors of various sizes are beginning to emerge in Western Europe. The Company's services are currently marketed to small and medium-sized businesses, however, and thus the Company generally does not directly compete with mega-carrier alliances which generally target larger customers. The Company's VIACALL Plus service is targeted at medium-sized businesses and may in the future compete with some services offered by the mega-carrier alliances. In addition, many smaller carriers have emerged, most of which specialize in offering intercontinental telephone services utilizing dial up access methods, and some of which have begun to build networks similar to the European Network. Although these competitors have focused primarily on London, several have expressed an intention to build networks across Europe in the future.

     The Company believes that the ITOs generally have certain competitive advantages due to their control over local connectivity and apparent close ties with national regulatory authorities. The Company also believes that, in certain instances, some regulators have shown a reluctance to adopt policies and grant regulatory approvals that would result in increased competition for the local ITO. The Company believes that, at least in the short-term, the ITOs will not concentrate on marketing their services to the Company's small and medium-sized business customer base. As a result, the Company does not believe that the ITOs will seek to pressure national regulators to prevent it from providing its services; however, there can be no assurance that the ITOs will not apply such pressure in the future. If the ITOs were to successfully pressure such
regulators,   the  Company  could  be  denied  regulatory  approval  in  certain jurisdictions in which its services would otherwise be permitted, thereby requiring the Company to seek judicial or other legal enforcement of its right to provide services. Any delay in obtaining approval, or failure to obtain approval, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that it has encountered anti-competitive behavior on the part of certain ITOs. If the Company encounters anti-competitive behavior in countries in which it operates or if the ITO in any country in which the Company operates uses its competitive advantages to the fullest extent, the Company's business, financial condition and results of operations could be materially
adversely  affected.  See  "Item 7.  Management's   Discussion  and  Analysis of
Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Competition."

GOVERNMENT REGULATION

     OVERVIEW. The Company's provision of international and national long distance telecommunications services is heavily regulated. Many of the countries in which the Company provides, or intends to provide, services prohibit or limit the services which the Company can provide and the transmission methods by which it can provide such services. For example, in the United States, the Company's authority to engage in the resale of international private lines for the provision of switched services between the United States and the United Kingdom and between the United States and Canada is pursuant to the authorization (the "Section 214 Private Line Authorization") granted under Section 214 of the Communications Act of 1934, as amended (the "Communications Act"). The Company is additionally authorized to provide these services, among others, pursuant to the Section 214 Global Authorization (as hereinafter defined). Certain rules of the Federal Communications Commission ("FCC") prohibit the Company from (i) transmitting calls routed over the Company's leased line between the United States and the United Kingdom onward over the European Network (other than to countries which the FCC deems to be "equivalent," currently the United Kingdom, Canada, Sweden and New Zealand) or (ii) transmitting calls from European countries (other than those deemed to be equivalent) over the European Network and then onward over its leased line between the United States and the United Kingdom. If a violation of FCC rules concerning resale of international private line service were found to exist and to be sufficiently severe, the FCC could impose sanctions and penalties, including revocation of the Section 214 Private Line Authorization or the Section 214 Global Authorization.

     In addition, the Company provides its customers located outside the EU, and, to a lesser degree, within the EU, with access to its services through the use of callback. A substantial number of countries have prohibited certain forms of callback as a mechanism to access the Company's services. This has caused the Company to cease providing services in some jurisdictions and may require it to do so in other countries in the future. There can be no assurance that certain of the Company's services and transmission methods will not continue to be or will not become prohibited in certain jurisdictions, and, depending on the jurisdictions, services and transmission methods affected, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Substantial Government Regulation."

     Local laws and regulations differ significantly among the jurisdictions in which the Company operates, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable. For example, EU member states have inconsistently and, in some instances, unclearly implemented the 1990 EU directive (the "Services Directive") under which the Company provides voice services for closed user groups ("CUGs") in Western Europe. As a result, some EU member states may limit, constrain or otherwise adversely affect the Company's ability to provide certain services. There can be no assurance that certain EU member states will implement, or will implement consistently, the Services Directive or the Full Competition Directive adopted by the EU in March 1996 (the "Full Competition Directive"), and either the failure to implement or inconsistent implementation of such directives could have a material adverse effect on the Company's business, financial condition and results of operations.

     UNSETTLED NATURE OF REGULATORY ENVIRONMENT. The Company has pursued and expects to continue to pursue a strategy of providing its services to the maximum extent it believes permissible under applicable laws and regulations. An example is the Company's aggressive interpretation of indefinite or unfavorable laws regarding its provision of services utilizing the callback access method in Colombia, where the Colombian Ministry of Communications has stated that callback access is not permitted and has so notified the FCC, and in other Latin American countries where services utilizing such access method may not currently be permitted. The Company believes that it is not providing any impermissible service and continues to offer services which utilize callback access.

     The Company's aggressive strategy may result in the Company's (i) providing services or using transmission methods that violate local laws or regulations or
(ii) failing to obtain formal approvals required under such laws or regulations. Where the Company is found to be in violation of local laws and regulations, it usually seeks to modify its operations so as to comply with such laws and regulations. There can be no assurance, however, that the Company will not be subject to fines, penalties or other sanctions as a result of past violations even though such violations were corrected. In addition, if the Company determines, following consultation with regulatory counsel in a jurisdiction, that it has a legal basis for doing so, it may persist in providing such services, using such transmission methods or otherwise continuing such actions. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals, including the Section 214 Private Line Authorization, the Section 214 Switched Authorization, the Section 214 Global Authorization or the Section 214 UK Facilities Authorization (each as hereinafter defined) necessary to provide certain of its services or to use certain of its transmission methods. The Company also could have substantial monetary fines and penalties imposed against it. To date, the Company has not been subject to any fines, penalties or other sanctions nor has it been the subject of any legal or regulatory action or inquiry. In addition, the Section 214 Switched Authorization requires that services be provided "in a manner consistent with the laws and regulations of the countries in which [the Company] operates." There can be no assurance that the Company has accurately interpreted or will accurately interpret applicable laws and regulations in particular jurisdictions.

     Moreover, the Company may be incorrect in its assumption that (i) EU member states will abolish on a timely basis the respective ITO's monopoly to provide Voice Telephony within and between such member states, as required by the Services Directive and the Full Competition Directive, (ii) deregulation will continue to occur or (iii) it will be allowed to continue to provide and to expand its services. The Company's provision of services in Europe may also be affected if any EU member state imposes greater restrictions on non-EU international service than on such service within the EU. There can be no assurance that the United States or foreign jurisdictions will not adopt laws or regulatory requirements that will adversely affect the Company. Additionally, there can be no assurance that future United States or foreign regulatory, judicial or legislative changes will not have a material adverse effect on the Company or that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable laws or regulations. If the Company is unable to provide the services it is presently providing or intends to provide or to use its existing or contemplated transmission methods due to its inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, such events could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not believe, however, that an adverse determination as to the permissibility of any individual service offered by the Company in any particular jurisdiction would have a material adverse long-term effect on its business. See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Substantial Government Regulation."

     REGULATORY FRAMEWORK. A summary discussion of the regulatory frameworks in certain geographic regions in which the Company operates or has targeted for penetration is set forth below. This discussion is intended to provide a general outline of the more relevant regulations and current regulatory posture of the various jurisdictions and is not intended as a comprehensive discussion of such regulations or regulatory posture.

     EUROPE. In Europe, the regulation of the telecommunications industry is governed at a supra-national level by the EU (consisting of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece,

Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom) which is responsible for creating pan-European policies and, through legislation, a regulatory framework to ensure an open, competitive telecommunications market. The EU was established by the Treaty of Rome and subsequent conventions and is authorized by such treaties to issue EU "directives." EU member states are required to implement these directives through national legislation. If an EU member state fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the EU directives.

     In 1990, the EU issued the Services Directive requiring each EU member state to abolish existing monopolies in telecommunications services, with the exception of Voice Telephony. The effect of the Services Directive was to permit the competitive provision of all services other than Voice Telephony, including value-added services and voice services within CUGs. However, as a consequence of local implementation of the Services Directive through the adoption of national legislation, there are differing interpretations of the definition of prohibited Voice Telephony and permitted value-added and CUG services. Voice services which use leased lines for customer access, such as VIACALL Plus, are permissible in all EU member states in which the Company currently conducts its business. The European Commission has generally taken a narrow view of the services classified as Voice Telephony declaring that voice services may not be reserved to the ITOs if (i) dedicated customer access is used to provide the service, (ii) the service confers new value-added benefits on users (such as alternative billing methods) or (iii) calling is limited by a service provider to a group having legal, economic or professional ties.

     In March 1996, the EU adopted the Full Competition Directive containing two key provisions which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of EU member states to abolish the ITOs' monopolies in Voice Telephony by 1998. The Full Competition Directive encouraged EU member states to accelerate liberalization of Voice Telephony. To date, Sweden, Finland, Denmark and the United Kingdom have liberalized facilities-based services to all routes. However, Greece, Ireland, Portugual and Spain, each of which has a less developed network, and Luxembourg, which has a very small network, was granted the right to delay the abolition of the Voice Telephony monopoly until 2003 and 2000, respectively. Ireland, Portugal and Luxembourg have received deregations with respect to Voice Telephony until 2000, Spain until December 1998 and Greece until 2003.

     Each EU member state in which the Company currently conducts its business has a different regulatory regime and such differences are expected to continue beyond January 1998. The requirements for the Company to obtain necessary approvals vary considerably from country to country. The Company believes that, to the extent required, it has either filed applications, received comfort letters or obtained licenses from the applicable regulatory authorities.

     UNITED STATES. The Company's provision of international service to, from, and through the United States is subject to regulation by the FCC. Section 214 of the Communications Act requires a company to make application to, and receive authorization from, the FCC to, among other things, resell telecommunications services of other U.S. carriers with regard to international calls. In May 1994, the FCC authorized the Company pursuant to Section 214 of the Communications Act (the "Section 214 Switched Authorization") to resell public switched telecommunications services of other U.S. carriers. The Section 214 Switched Authorization requires that services be provided in a manner that is consistent with the laws of countries in which the Company operates. As described above, the Company's aggressive regulatory strategy could result in the Company's providing services that ultimately may be considered to be provided in a manner that is inconsistent with local law. If the FCC finds that the Company has violated the terms of the Section 214 Switched Authorization, it could impose a variety of sanctions on the Company, including fines, additional conditions on the Section 214 Switched Authorization, cease and desist or show cause orders or the revocation of the Section 214 Switched Authorization, the latter of which is usually imposed only in the case of serious violations. The FCC has the authority to take the same action with respect to the Section 214 Private Line Authorization, the Section 214 Global Authorization and the Section 214 UK Facilities Authorization. Depending upon the sanction imposed, such sanction could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation --Certain Factors Which May Affect the Company's Future Results -- Substantial Government Regulation." As previously noted, the FCC has also granted the Section 214 Private Line Authorization. Additionally, in October 1996 the Company received final approval for another Section 214 authorization from the FCC to provide both facilities-based services and resale services (including both the resale of switched services and the resale of private lines for the provision of switched services) to all permissible international points (the "Section 214 Global Authorization"). Finally, in October 1996 the Company also received final approval for another Section 214 authorization from the FCC to provide facilities-based service between the United States and the United
Kingdom over the CANUS-1 and CANTAT-3 cable systems (the "Section 214 UK Facilities Authorization").

     In order to conduct its business involving the origination and termination of calls in the United States, the Company must use leased lines. In October 1996, the Company obtained the Section 214 Private Line Authorization from the FCC to resell international private line service between the United States and the United Kingdom, with the private line interconnected to the PSTN, for the purpose of providing switched telecommunications services. The FCC restricts the use of the leased line between the United States and the United Kingdom to the handling of traffic that enters or exits the United Kingdom end of the leased line via the PSTN. The FCC currently prohibits the Company from using the leased line between the United States and the United Kingdom to carry to the United States any calls that originate on the European Network at switches outside of the United Kingdom. The FCC also prohibits the Company from using the leased line between the United States and the United Kingdom to carry United States-originated calls that will be handed off to the European Network for delivery to countries on the European continent. The FCC has imposed this prohibition because no continental EU member state offers U.S. telecommunications service providers competitive opportunities that are "equivalent" to those available in the United States. To date, the FCC has found that only Canada, the United Kingdom, Sweden and New Zealand are "equivalent."

     LATIN AMERICA. The Company is subject to a different regulatory regime in each country in Latin America in which it conducts business. Local regulations determine issues significant to the Company's business, including whether it can obtain authorization to offer transmission of voice and voice band data directly or through callback. In general, competition is restricted in the region, with the result that the Company's ability to offer such service is limited.
Regulations governing enhanced services (such as facsimile and voicemail and data transmission) tend to be more permissive than those covering Voice Telephony.

     Some countries in Latin America oppose the provision of callback. The Latin American countries in which the Company conducts the greatest portion of its business are Brazil, Colombia and Argentina. In Brazil, callback is currently permissible but the Company has experienced opposition in the past and will likely experience such opposition in the future. In Colombia, the Ministry of Communications has stated that callback access is prohibited and has so notified the FCC. The Company does not believe that the Ministry of Communications has the requisite authority to regulate in this area, and this is the subject of litigation brought by a third party in the Colombian courts. At present, regulations appear to permit callback access in Argentina. However, the regulatory agency in Argentina has changed its position regarding callback access on several occasions in the past.

EMPLOYEES

     As of December 31, 1996, the Company had 238 full-time employees, approximately 108 of whom were engaged in sales, marketing and customer service. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

ITEM 2.  PROPERTIES.

     The Company currently occupies approximately 6,000 square feet of office space in New York, New York, which serves as the Company's principal executive office. The lease has an annual rental obligation of approximately $174,300 and expires on January 31, 2001. The Company also leases an aggregate of approximately 17,850 square feet of office space at two sites in Omaha, Nebraska, which serve as the Company's operations center and its United States switching center. The lease terms of the two sites have an annual combined rental obligation of approximately $108,000 and expire on March 31, 1999 and July 31, 2000.

     The Company also leases office space in various cities in Europe where it maintains sales offices with annual rents ranging from $17,700 in Rome to $173,400 in Frankfurt (based on foreign currency exchange rates in effect as of March 24, 1997). The Company's aggregate annual rental obligations for its European offices is approximately $709,600 (based on foreign currency exchange rates in effect as of March 24, 1997).

ITEM 3.  LEGAL PROCEEDINGS.

     On January 23, 1996, the Company's former independent sales representative in Madrid (the "Spanish Representative") commenced an arbitration proceeding before the American Arbitration Association in New York claiming a breach by the Company of a contract between the Spanish Representative and the Company relating to the improper termination of such agreement by the Company. The Spanish Representative is seeking $5.8 million in damages. The Company believes that it has meritorious defenses against each of the claims alleged by the Spanish Representative. The Company is vigorously pursuing all defenses available to it.

     The Company is also involved from time to time in other litigation incidental to the conduct of its business. The Company believes that any potential adverse determination in the action brought by the Spanish Representative or an adverse decision in any other pending action will not have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company as of March 24, 1997.

NAME                      AGE             POSITION
----                      ---             --------

Martin Varsavsky........  36  Chairman of the Board, Chief Executive Officer and
                              Director
Michael J. Mahoney......  37  President, Chief Operating Officer and Director
Allan L. Shaw...........  33  Vice President, Finance; Chief Financial Officer;
                              Treasurer and Director
Lawrence G. Malone......  45  Vice President, Managing Director,
                                Intercontinental
Morten Steen-Jorgensen..  33  Vice President, Managing Director, Europe
Sheldon M. Goldman......  37  Vice President, Business & Legal Affairs,
                                Assistant Secretary
Mark St. J. Courtney....  37  European General Counsel and Secretary
Paolo Di Fraia..........  36  European Finance Director and Assistant Treasurer

     MARTIN VARSAVSKY. Mr. Varsavsky, a founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since September 1996 and as Chief Executive Officer and director of the Company since February 1991. Mr. Varsavsky was also President of the Company from February 1991 through September 1996. In 1985, Mr. Varsavsky founded both Urban Capital Corporation, a commercial real estate development company, and Medicorp Sciences, a biotechnology company which conducts AIDS research. Mr. Varsavsky does not currently hold an officer position with either Urban Capital Corporation or Medicorp Sciences. Mr. Varsavsky is related by marriage to Mr. Juan Manuel Aisemberg, a principal stockholder of the Company.

     MICHAEL J. MAHONEY. Mr. Mahoney has served as President and Chief Operating Officer of the Company since September 1996 and as a director of the Company since 1995. Mr. Mahoney was also Executive Vice President, Operations and Technology of the Company from July 1994 to September 1996 and Managing Director, Intercontinental of the Company from January 1996 to September 1996. From August 1990 to June 1994, Mr. Mahoney was employed by SITEL Corporation, a telemarketing services company, most recently as President, Information Services Group. From August 1987 to August 1990, Mr. Mahoney was employed by URIX Corporation, a manufacturer of telecommunications hardware and software, in a variety of sales and marketing positions.

     ALLAN L. SHAW. Mr. Shaw has served as Vice President, Finance and Chief Financial Officer of the Company since January 1996 and as Treasurer of the Company since September 1996. Mr. Shaw has served as a director of the Company since June 1996. Prior to becoming the Company's Vice President, Finance and Chief Financial

Officer, Mr. Shaw served as Corporate Controller of the Company from November 1994 to December 1995. From August 1987 to November 1994, Mr. Shaw was employed by Deloitte & Touche LLP, most recently as a Manager. Mr. Shaw is a Certified Public Accountant and a member of the American Institute, United Kingdom Society and New York State Society of Certified Public Accountants.

     LAWRENCE G. MALONE. Mr. Malone has served as Vice President and Managing Director, Intercontinental of the Company since September 1996 and served as Vice President of Sales for Carriers/Wholesale of the Company from January 1995 to September 1996. From December 1993 to December 1994, Mr. Malone was employed by Frame Relay Technologies, a communications equipment manufacturer, as Director of Sales. From December 1987 to November 1993, Mr. Malone was employed by Republic Telcom Systems, a voice/data networking company, where he most recently served as Vice President of Sales and Marketing.

     MORTEN STEEN-JORGENSEN. Mr. Jorgensen has served as Vice President and Managing Director, Europe of the Company since September 1996. From September 1987 to August 1996, Mr. Jorgensen was employed by NCR, where he most recently served as an Assistant Vice President, Channel Sales and Marketing.

     SHELDON M. GOLDMAN. Mr. Goldman has served as Vice President, Business and Legal Affairs since December 1996 and served as United States General Counsel of the Company from April 1996 until December 1996. From January 1987 to March 1996, Mr. Goldman was associated with the law firm of Wien, Malkin & Bettex. Since March 1996, Mr. Goldman has been Of Counsel to the law firm of Brief Kesselman Knapp & Schulman, LLP.

     MARK ST. J. COURTNEY. Mr. Courtney has served as European General Counsel of the Company since August 1995 and as Secretary of the Company since March 1996. From December 1992 to July 1995, Mr. Courtney served as European and International Counsel for Legent Corporation, a software company, and from April 1991 to November 1992, Mr. Courtney served as Legal Counsel for ICL, Ltd., a U.K. hardware and computer services company. Mr. Courtney was employed by Lloyds Merchant Bank Ltd., a U.K. investment bank, from November 1985 to March 1991.

     PAOLO DI FRAIA. Mr. Di Fraia has served as European Finance Director of the Company since January 1996 and as Assistant Treasurer of the Company since September 1996. From November 1994 to December 1995, Mr. Di Fraia served as European Controller of the Company. From April 1989 to August 1994, Mr. Di Fraia was employed by Philip Crosby Associates, S.A. as European Controller.


SENIOR MANAGEMENT

     ALFREDO CANDAL. Mr. Candal has served as the Company's Regional Manager for Latin America since January 1996 and as the Company's Latin American Business Development Manager from May 1995 to December 1995. Prior to such date, Mr. Candal served as the Company's Acting Country Manager for Italy from December 1994 to May 1995 and as the Company's Latin American specialist from October 1993 to December 1994.

     FRED HUGHES. Mr. Hughes has served as Vice President, Operations -- Europe of the Company since July 1994. From August 1993 to July 1994, Mr. Hughes served as Director of Telephony of the Company. From January 1991 to August 1993, Mr. Hughes was President of Communications Services Group, a Connecticut-based voice and data communications consulting company. From August 1988 to January 1991, Mr. Hughes was Director of Engineering at Millicom Telecommunications Services, Inc.

     GEORGE A. PIERACCINI. Mr. Pieraccini has served as the Company's Corporate Controller since January 1996. Mr. Pieraccini served as Assistant Controller of the Company from November 1994 until December 1995. From October 1991 to November 1994, Mr. Pieraccini was employed by Edward Isaacs & Company LLP, independent Certified Public Accountants, most recently as an Audit Senior. Mr. Pieraccini is a Certified Public Accountant and a member of the American Institute and the New York State Society of Certified Public Accountants.

     PHIL WILKEN. Mr. Wilken has served as Vice President of Operations of the Company since joining the Company in March 1996. From October 1995 to February 1996, Mr. Wilken was a private consultant in the telecommunications industry. Mr. Wilken was employed by CNA Insurance Co. in various capacities from January 1983 to September 1995, beginning as a Manager in Network Management and, most recently, as an Assistant Vice President of Teleservices.

                                     PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S   COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS.

     The Company's common stock, $0.01 per value per share (the "Common Stock") commenced trading on October 18, 1996, on the Nasdaq National Market ("NNM") under the symbol "VYTL". The high and low sales prices for the Common Stock, as reported by the NNM from October 18, 1996 to December 31, 1996 were $12.25 and $8.50, respectively.

     On March 24, 1997, there were approximately 80 stockholders of record of the Common Stock. The Company believes that it has in excess of 300 beneficial owners.

     The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained to finance the expansion/and continued development of its business. Any future determination with respect to the payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements, the terms of then existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by the Company's Board of Directors. In addition, the Company's ability to pay cash dividends is restricted under the terms of the Indenture, dated as of December 15, 1994, and amended October 11, 1996 (as amended, the "Indenture"), between the Company and United States Trust Company of New York, unless certain financial tests are met.

ITEM 6.    SELECTED FINANCIAL DATA.

     The following selected Consolidated Statement of Operations Data, Other Financial Data and Balance Sheet Data as of and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the Consolidated Financial Statements of the Company and the Notes related thereto, included elsewhere in this Report, which were audited by KPMG Peat Marwick LLP, independent Certified Public Accountants, as of and for the years ended December 31, 1996, 1995, 1994 and 1993 and audited by Edward Isaacs & Company LLP, independent Certified Public Accountants, as of and for the year ended December 31, 1992. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements, including the Notes thereto, and the other financial data included elsewhere in this Report.



                                                                                 YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                 1996        1995         1994       1993      1992
                                                               --------   ---------   ----------   -------   --------
                                                                    (In thousands, except other operating data)(1)

STATEMENT OF OPERATIONS DATA:
  Telecommunications  revenue....... .......................   $ 50,419   $  32,313   $   26,268   $21,393   $  6,701
  Operating expenses:
    Costs of telecommunications services....................     42,130      27,648       22,953    18,159      5,462
    Selling, general and administrative expenses............     32,857      24,328       14,318     8,458      2,505
    Depreciation and amortization...........................      4,802       2,637          789       111         15
    Equipment impairment loss...............................         --         560           --       --          --
                                                               --------    --------     --------   -------    -------
      Total operating expenses..............................     79,789      55,173       38,060    26,728      7,982
                                                               --------    --------     --------   -------    -------
  Operating loss............................................   $(29,370)   $(22,860)    $(11,792)  $(5,335)   $(1,281)
  Interest income (expense), net............................     (8,996)     (5,574)        (558)       21         (8)
  Share in loss of affiliate................................        (10)        (42)        (145)     (142)        --
                                                               --------    --------     --------   -------    -------
  Net loss..................................................   $(38,375)   $(28,476)    $(12,495)  $(5,456)   $(1,289)
                                                               ========    ========     ========   =======    =======
  Net loss per share(2).....................................     $(2.47)    $ (2.09)     $ (1.22)  $ (0.77)   $ (0.21)

OTHER FINANCIAL DATA:
  EBITDA(3).................................................   $(24,578)   $(20,265)    $(11,148)  $(5,366)   $(1,266)
  Net cash (used in) provided by operating activities.......    (26,331)    (18,489)     (11,571)   (1,442)       438
  Net cash used in investing activities.....................     (1,592)    (37,057)      (4,996)   (2,949)       (70)
  Net cash provided by (used in) financing activities.......     94,772      (2,306)      80,984     6,329        (15)
  Capital expenditures, including acquisitions of business..    $ 9,423    $ 11,378     $  4,843   $ 2,643    $    70

OTHER OPERATING DATA(4):
  Billable minutes (000's)(5)...............................     62,249      25,932       14,981    10,899      3,097
  Average revenue per billable mnute(6).....................    $   .80    $   1.23     $   1.70   $  1.87    $  2.16
  Average cost per billable minute(7).......................    $   .67    $   1.04     $   1.53   $  1.67    $  1.76
  Switches(8)(9)(10)........................................         13          10            2         2
  Customers(8)(10)..........................................     18,172       9,218        6,469     5,486

BALANCE SHEET DATA(10):
  Working capital...........................................   $ 79,665     $26,214      $58,549   $(3,628)   $(1,219)
  Property and equipment, net...............................     21,074      15,715        6,933     3,584         62
  Total assets..............................................    134,664      65,613       83,923    10,585      2,147
  Long-term debt, excluding current installments............     77,904      67,283       59,955       866         --
  Stockholders' equity (deficit)(11) .......................     38,482     (17,618)      10,985      (162)    (1,139)


----------
(1)   Amounts presented may not total due to rounding.
(2) Net loss per share is computed on the basis described in Note 1 of the Company's Consolidated Financial Statements.
(3) As used herein, "EBITDA" consists of earnings before interest (net), income taxes and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.
(4)   Information derived from operating records prepared by the Company.
(5) Billable minutes are those minutes during which a call is connected at any Company switch and for which the Company bills a customer.
(6) Represents the gross call usage revenue per billable minute. Amounts exclude other revenue and revenue related items such as hardware sales, software licensing, credits, discounts and other non-usage charges.
(7) Represents the cost associated with the Company's provision of telecommunications services per billable minute. Amounts exclude nontransmission costs such as hardware and software purchased for resale.

(8)   Blanks indicate that data is not available for such period.
(9) At December 31, 1996, includes three switches at the Omaha, Nebraska switching center, two switches at the London switching center and one switch at each of the Company's other switching sites. At December 31, 1995, includes two switches at each of the Company's switching centers in Omaha, Nebraska and London and one switch at each of the Company's other switching sites.
(10)  Information presented as of the end of the period indicated.
(11)  The  Company  has never paid cash  dividends  on its Common  Stock.  See
      "Item  5.  Market  For   Registrant's   Common   Equity  and  Related
      Stockholder Matters."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

     The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1996, 1995 and 1994. This discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes related thereto, and the other financial data included elsewhere in this Report.

     Since its inception in 1991, the Company has invested heavily in developing its ability to provide international telecommunications services within Western Europe and other deregulating markets and in developing and expanding its market presence including, more recently, entering into the national long distance telecommunications markets in certain EU member states. The Company has made substantial investments in software and back office operations, an administrative infrastructure and a direct sales organization in Western Europe. Furthermore, the Company has created an extensive commercial telecommunications network for voice and voice band data in Europe which the Company believes is necessary to render effectively the services it currently offers and intends to offer after the liberalization of regulations relating to Voice Telephony.
Consequently, the Company has incurred a high level of expense in connection with its continued expansion which has resulted in substantial net losses since its inception. The Company expects to incur substantial net losses and negative cash flow until at least the years 2001 and 2000, respectively.

     During the past two years, several key trends have affected the composition of the Company's telecommunications revenue, which is derived principally from the number of minutes of use billed by the Company, or "billable minutes." First, a growing proportion of the Company's customers, particularly in Western Europe, now access the Viatel Network using paid local access through the PSTN rather than through callback or ITF. This change has had a negative impact on the Company's revenue per minute. Second, the Company expanded its wholesale business, which represented approximately 16.5% and 35.2% of total telecommunications revenue and billable minutes, respectively, for 1996 compared to 6.2% and 21.6% of total telecommunications revenue and billable minutes, respectively, for 1995. Third, Western Europe is becoming an increasingly important market for the Company. During 1996, approximately 41.9% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 38.2% of the Company's telecommunications revenue during 1995. In contrast, despite an increase of approximately 19.5% over 1995, telecommunications revenue from Latin America represented approximately 28.4% of the Company's telecommunications revenue during 1996 as compared to approximately 37.6% of the Company's telecommunications revenue during 1995. Finally, quarterly revenue growth has fluctuated based on the number of business days and the strength of the U.S. dollar relative to European currencies in which the Company bills its customers.

     Both billable minutes and growth in the number of customers exceeded Viatel's expectations for 1996. Revenue per billable minutes, however, have declined more quickly than expected as a result of competitive pressures. The Company believes that these competitive market forces should ultimately have a favorable impact on the average cost per minute as alternative infrastructure is placed in service by third parties. The Company believes that the addition of alternative infrastructure should result in decreased leased line and related costs.

     Cost of telecommunications service is comprised of costs associated with the transmission of voice and voice band data telecommunications services. The European Network was developed to reduce the Company's costs of providing telecommunications services and to increase customer usage. This change in service provision has resulted in the Company's customer access methods evolving from callback and ITF access to NTF and paid local access. Calls that are not routed through the European Network generate significantly higher variable costs because they are connected using ITF numbers or callback which are relatively more expensive to the Company. In contrast, because the Viatel Network has significant fixed costs associated with its operations, consisting primarily of leased line rental charges, local connectivity and facility/network management costs, calls routed through the Viatel Network have lower variable costs than off-network traffic. Although the current traffic volume through the European portion of the Company's network is too low to achieve desired economies of scale, transmission costs are expected to decline as a percentage of revenue as call traffic through the European Network increases. See "--

Certain Factors Which May Affect the Company's Future Results -- Potential Difficulties Associated With Implementing European Expansion Strategy" and "Item 1. Business -- The Viatel Network -- The European Network."

     The Company's selling, general and administrative expenses include commissions to independent sales representatives and overhead costs associated with its headquarters, back office and network operations and Western European sales offices. The costs associated with maintaining this management infrastructure, along with the Company's selling expenses, are substantially higher than the gross margins currently being generated by the Company.

     As a consequence of the establishment of an administrative infrastructure for managing the business, changes in the composition of both telecommunications revenue and transmission costs, development of the European Network and the establishment of direct sales organizations since the Company's inception, the Company's results of operations for the periods presented are not necessarily comparable.

     On February 15, 1997, representatives of 70 countries, including the United States, finalized the WTO Agreement, which addresses market access, foreign investment and procompetitive regulatory principles for countries generating over 95% of world-wide telecommunications revenue. The WTO Agreement becomes effective January 1, 1998. Although certain countries took specific exceptions to the agreement, the WTO Agreement generally provides (a) market access to U.S. companies for local, long distance and international service through any means of network technology on either a resale or facilities basis, (b) the opportunity for U.S. companies to acquire, establish or hold a significant stake in telecommunications companies in the countries which are a party to the WTO Agreement, and (c) the ability to take advantage of these opportunities within a framework of procompetitive regulatory principles. The Company expects to benefit from the anticipated effects of the WTO Agreement, including the expansion of legally permissible uses of the Company's European Network, but it cannot predict the extent of the opportunities that may be presented.


RESULTS OF OPERATIONS

     The following table summarizes the breakdown of the Company's results of operations as a percentage of revenue:

                                                    YEAR ENDED  DECEMBER 31,
                                                    ------------------------
                                                    1996     1995      1994
                                                    ----     ----      ----

Telecommunications revenue.......................   100.0%   100.0%    100.0%
Cost of telecommunications services..............    83.6     85.6      87.4
Selling, general and administrative expenses.....    65.2     75.3      54.5
Depreciation and amortization....................     9.5      8.2       3.0

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 56.0% to $50.4 million on 62.2 million billable minutes for 1996 from $32.3 million on
25.9 million billable minutes for 1995. Telecommunications revenue growth for 1996 was generated primarily from higher traffic volume on the European Network, from growth in the Company's wholesale business and, to a lesser extent, from growth in traffic volume in Latin America and the Pacific Rim. This revenue included approximately $0.62 million of hardware and software sales associated with the provision of telecommunications services.

     The overall increase of 140.0% in billable minutes from 1995 to 1996 was partially offset by declining revenue per billable minute. Average revenue per billable minute declined 35% to $.80 in 1996 from $1.23 in 1995 primarily because of (i) a higher percentage of lower-priced intra-European traffic from the European Network, (ii) a higher percentage of low-priced wholesale traffic,
(iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain ITOs and (iv) changes in customer access methods. See "-- Cost of Telecommunications Services" and "-- Certain Factors Which May Affect the Company's Future Results --Competition."

     Telecommunications revenue per billable minute from the sale of services to retail customers decreased 28.8% to $1.04 in 1996 from $1.46 in 1995. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers increased 8.6% to $.38 in 1996 from $.35 in 1995 primarily as a result of an overall increase in intercontinental call traffic. The number of customers billed rose 97.1% to 18,172 at December 31, 1996 from 9,218 at December 31, 1995. During the second half of 1996, the Company commenced offering domestic long distance telecommunications services in Germany, Italy and Spain.

     The Company has significantly increased its wholesale business through which it sells switched minutes to carriers and other resellers at discounted rates to utilize excess network capacity. While the wholesale business has lower average gross margins than the Company's retail business, the telecommunications revenue generated from the wholesale business partially offsets the fixed costs associated with the Viatel Network. The wholesale business represented approximately 16.5% and 35.2% of total telecommunications revenue and billable minutes, respectively, for 1996 as compared to approximately 6.2% and 21.6% of total telecommunications revenue and billable minutes, respectively, for 1995. While the increase in telecommunications revenue represents an approximately 320.0% increase over the corresponding period for 1995, a portion of this increase represents the migration of business formerly conducted by the Company in Africa and the Middle East through indirect sales representatives to carriers which purchase switched minutes from the Company. The Company does not expect telecommunications revenue generated by its wholesale business to continue to grow at this rate.

     COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $42.1 million in 1996 from $27.6 million in 1995 and, as a percentage of telecommunications revenue, decreased to approximately 83.6% from approximately 85.6% for 1996 and 1995, respectively. The corresponding increase in gross margins was primarily due to changes in overall service mix and increased utilization of the European Network. The Company experienced a 35.6% decrease in average cost per billable minute to $.67 during 1996 from $1.04 during 1995. This decrease, which more than offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased traffic being routed through the European Network which resulted in reduced costs on a per minute basis with respect to European long distance telecommunications services, (ii) an increase in switched minutes generated by the Company's wholesale business and (iii) changes in customer access methods.

     Gross margins for 1996 were negatively impacted by increases in certain costs related to the expansion of the Company's overall transmission capacity. The fixed costs per minute are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network increases. As a result of obtaining additional IPLC capacity, the costs associated with the European Network increased to approximately $4.1 million for 1996 (approximately 8.2% of telecommunications revenue for such period) from approximately $2.0 million for 1995 (approximately 6.3% of telecommunications revenue for such period). IPLCs represent a significant portion of the Company's fixed costs and were not fully utilized in 1996. The Company believes its use of IPLCs will continue to increase and such increase will positively impact the Company's overall gross margins, as a percentage of revenue, as more minutes are routed through the European Network. This benefit, however, is primarily limited to calls that either originate or terminate in a city where the Company has a switch or a POP, because otherwise the Company is required to transport the call over the PSTN at higher transmission costs and reduced margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $32.9 million in 1996 from $24.3 million in 1995 and, as a percentage of telecommunications revenue, decreased to approximately 65.2% in 1996 from approximately 75.3% in 1995. Much of the increased dollar amount of selling, general and administrative expenses is attributable to the costs of building a direct sales force in Western Europe and the Company's continued transition from indirect to direct sales organizations in certain other countries in which the Company does business, and overhead cost associated with the Company's headquarters, back office and network operations. The transition to a direct sales force was significantly completed in 1995 and 1996 is the first year in which the costs of such sales force was incurred throughout the year.

     During 1996, the Company took a $1.3 million charge associated with a corporate restructuring undertaken during the year principally for employee termination and relocation costs and the write-down of a portion of the
Company's lease for its administrative headquarters in London (the "Reorganization") and an $.85 million expense associated with a French arbitration award against the Company. Had these expenses not been incurred, selling, general and administrative expenses would have decreased to approximately 61.0%, as a percentage of telecommunications revenue. Salary related selling, general and administrative expenses represented approximately 41.0% and 42.1% of total selling, general and administrative expenses for 1996 and 1995, respectively.

     The Company is also the subject of an arbitration proceeding in which the Company's former Spanish Representative is seeking $5.8 million in damages. The Company believes that any potential adverse determination in this arbitration would not have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 3. Legal Proceedings" for details regarding the arbitration proceeding with the Spanish Representative.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $4.8 million in 1996 from approximately $2.6 million in 1995. The increase was due primarily to the depreciation of switches and other equipment placed in service during 1995 and 1996.

     EQUIPMENT IMPAIRMENT LOSS. In connection with the replacement of substantial portions of the European Network during 1995, the Company entered into a termination agreement with TeleMedia International, Inc. ("TMI"). Pursuant to the terms of such agreement, the Company prepaid the remaining lease obligation of approximately $1.0 million, thereby acquiring all of the equipment previously leased from TMI, most of which equipment was subsequently redeployed. The Company recorded a non-cash charge of approximately $.6 million in 1995, which represented the original installation costs of such equipment and the difference between the carrying value and the expected selling price of the equipment not expected to be redeployed.

     INTEREST. Interest expense increased to approximately $10.8 million in 1996 from approximately $8.9 million in 1995 due to the accretion of non-cash interest on the Company's 15% Senior Discount Notes due January 15, 2005 (the "Notes"). No interest is payable on the Notes until July 15, 2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. Interest income was approximately $1.9 million and $3.3 million for 1996 and 1995, respectively.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by approximately 23.0% to $32.3 million on 25.9 million billable minutes in 1995 from $26.3 million on 15.0 million billable minutes in 1994. This growth in telecommunications revenue resulted primarily from the use of direct sales organizations in Europe which the Company began to establish in late 1994, the creation of a wholesale business and growth experienced in the Company's revenue derived from the Pacific Rim ($4.4 million in 1995 versus $2.0 million in 1994). Part of this increase was offset by declining revenue per billable minute. Average revenue per billable minute declined by 27.6% to $1.23 in 1995 from $1.70 in 1994. The decrease was primarily due to a change in revenue mix, which in 1995 included a higher percentage of lower-priced intra-European traffic associated with the European Network becoming operational and a higher percentage of wholesale traffic, together with a reduction in rates as a result of the Company's response to price reductions by ITOs. The Company's wholesale business represented approximately 6.2% of telecommunications revenue and approximately 21.6% of billable minutes for 1995. Telecommunications revenue per billable minute from the sale of services to retail customers decreased to $1.46 in 1995 from $1.72 in 1994 while revenue per billable minute from the sale of services to other carriers and resellers was $0.35 in 1995. The number of customers billed rose approximately 42.5% to 9,218 at December 31, 1995 from 6,469 at December 31, 1994.

     COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $27.6 million in 1995 from $23.0 million in 1994 and, as a percentage of telecommunications revenue, decreased to approximately 85.6% from approximately 87.4% for the years ended December 31, 1995 and 1994, respectively. The corresponding increase in gross margin was primarily attributable to changes in customer access methods and changes in service mix attributable to the European Network becoming operational. Accordingly, the Company experienced an approximately 32.0% decrease in average cost per billable minute to $1.04 during 1995 from $1.53 during 1994. This decrease, which more than offset the effect of the decline in average revenue per billable minute, was attributable to a continued decline in U.S. international rates for outbound switched minutes and to increased traffic volume being routed through the European Network, which was used to originate calls accounting for approximately 58.0% of the Company's European-related call revenue during 1995. The increased European Network utilization helped reduce costs associated with intra-European and intercontinental telecommunications services due to the predominantly fixed cost nature of the European Network. On the other hand, during 1994 the Company's gross margin was adversely affected by the delayed implementation of the European Network. The Company had priced its services to be competitive with the ITOs in Spain and Italy in anticipation of the European Network's becoming operational. Due to delays in the implementation of the European Network, however, the Company realized significant losses on this traffic as a result of having to route calls through ITF access instead of through the European Network.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $24.3 million in 1995 from $14.3 million in 1994 and, as a percentage of telecommunications revenue, increased to approximately 75.3% in 1995 from approximately 54.5% in 1994. Beginning in the third quarter of 1994, the Company invested significant funds in establishing a physical presence in its various geographic markets in Western Europe and in building an administrative infrastructure in its United States and Western European offices. Such an effort entailed significant expenditures for salary, rent, office and similar expenses. Salaries as a percentage of selling, general and administrative expenses increased to approximately 42.1% in 1995 from approximately 34.4% in 1994.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $2.6 million in 1995 from approximately $.8 million in 1994. The increase in such expense was due primarily to the depreciation of the European Network which became operational during October 1994 and the amortization of intangible assets which principally related to acquired employee base and sales force in place associated with the Company's acquisition of independent sales organizations in Italy and Barcelona, which occurred in December 1994, as well as recognizing depreciation for additional switches and other items placed in service during 1994 and 1995.

     INTEREST. Interest expense for 1995 increased by approximately $8.1 million from 1994 due to the accretion of non-cash interest on the Notes. This expense was partially offset by interest income of approximately $3.3 million for 1995 derived from the investment of the net proceeds from such issuance in highly liquid debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating losses for the next several years. Through December 31, 1996, the Company had incurred $86.0 million of aggregate losses from operating activities. As of February 28, 1997, the Company had $86.1 million of cash, cash equivalents and other liquid investments. The Company believes that, based on its current forecasts it should be able to fund its capital requirements at least until the year 1999 even though cash flow from operations will continue to be negative until at least the year 2000.

     CAPITAL EXPENDITURES AND WORKING CAPITAL. The development of the Company's business has required substantial capital expenditures and working capital. The Company will incur substantial capital expenditures significantly in excess of historical levels to upgrade and expand the Viatel Network generally, and the European Network specifically, as well as to develop and expand new and existing services. During 1996, 1995 and 1994, the Company had capital expenditures, including acquisitions of businesses, of approximately $9.4, $11.4 million and $4.8 million, respectively. Historically, the Company has funded its capital expenditures through equity and debt issuances and vendor financings. As of December 31, 1996, the Company had entered into purchase commitments for network upgrades and other items aggregating approximately $7.4 million. Additionally, the Company anticipates making additional capital expenditures during 1997 of approximately $14.9 million. See "-- Certain Factors Which May Affect the Company's Future Results -- Substantial Capital Requirements."

     AVERAGE MONTHLY CASH REQUIREMENTS. During 1996, the Company's average current monthly cash requirements were approximately $1.9 million, including approximately $.5 million relating to minimum commitments under carrier contracts. This average excludes approximately (i) $9.4 million for capital expenditures for the purchase of equipment, software and the continued development of the European Network, (ii) $3.6 million incurred in connection with the settlement of the Company's fee dispute for past services with a facilities-based IPLC vendor, and (iii) $1.1 million for other non-recurring items (including $.4 million paid in connection with employee termination and relocation costs).

     INTEREST REQUIREMENTS AND DEBT REPAYMENT. Until January 15, 2000, the Notes will accrue interest on a semi-annual basis to their aggregate $120.7 million principal amount. No interest is payable on the Notes until July 15,

2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. If the Company is unable to generate sufficient cash flow from operations to satisfy the debt service requirements on the Notes, the Company will be required to refinance the Notes or raise additional capital. There can be no assurance that any refinancing could be obtained on terms favorable to the Company, if at all, or that any form of additional capital will be available. In addition, the Indenture contains certain restrictive covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, make pre-payments of certain indebtedness, use the proceeds from certain sales of assets and pay dividends. There can be no assurance that the Company will be able to comply with such restrictive covenants in the future.

     FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in the local currency in countries where the local currency is relatively stable, while many of its obligations, including the Notes and a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the
Company bills in U.S. Dollars. For the year ended December 31, 1996, approximately 41.7% of the Company's telecommunications revenue was billed in currencies other than the U.S. Dollar. Furthermore, substantially all of the costs of acquisition and upgrade of the Company's switches have been, and will continue to be, U.S. Dollar denominated transactions.

     With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of December 31, 1996 and its results of operations for the year then ended were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies. See "-- Certain Factors Which May Affect the Company's Future Results -- Risks Associated with International Operations."

INFLATION

     The Company does not believe that inflation has had a significant effect on the Company's operations to date.


CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS

LIMITED OPERATING HISTORY; SUBSTANTIAL NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS; EXPECTED FUTURE NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS; SUBSTANTIAL LEVERAGE

     The Company commenced operations in 1991 and has only a limited operating history. In addition, to date, the Company has incurred substantial net losses, and, in each of the last three years, has experienced significant increases in expenses associated with the development and expansion of the Viatel Network. The Company expects to incur substantial net losses and negative cash flows from operating activities until at least the years 2001 and 2000, respectively. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future. If the Company cannot achieve profitability or positive cash flows from operating activities, it may be unable to meet its working capital or future debt service requirements which would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Substantial Capital Requirements," "-- Variability of Operating Results," "Item 6. Selected Financial Data," and the Company's Consolidated Financial Statements, including the Notes thereto.

     In December 1994, the Company issued, for approximately $58.0 million, $120.7 million aggregate principal amount of the Notes. Cash payments of interest are not required on the Notes prior to July 15, 2000, at which point the Company will be required to make annual interest payments of approximately $18.1 million. At December 31, 1996, the Company had total long-term debt of approximately $77.9 million and stockholders' equity of approximately $38.5 million. The Company's leverage could (i) impair the Company's ability to obtain additional future financing to fund working capital, capital expenditures, debt service requirements or acquisitions or for other purposes; (ii) require that all or a substantial portion of the Company's future cash flow from operations may be dedicated to the payment of interest and principal on the Notes; or (iii) make the Company more vulnerable to the effects of a prolonged economic downturn, limit its ability both to withstand competitive pressures and to exploit new business opportunities and reduce its flexibility in responding to changing business and economic conditions. See "-- Liquidity and Capital Resources -- Interest Requirements and Debt Repayment."

SUBSTANTIAL GOVERNMENT REGULATION

     OVERVIEW. The Company's provision of international and national long distance telecommunications services is heavily regulated. Many of the countries in which the Company provides, or intends to provide, services prohibit or limit the service which the Company can provide and the transmission methods by which such service can be provided. For example, the Company provides its customers located outside the EU, and, to a lesser degree within the EU, with access to its services through the use of callback. A substantial number of countries have prohibited certain forms of callback as a mechanism to access the Company's services. This has caused the Company to cease providing services in some jurisdictions and may require it to do so in other countries in the future. There can be no assurance that certain of the Company's services and transmission methods will not continue to be or will not become prohibited in certain jurisdictions, and, depending on the jurisdictions, services and transmission methods affected, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Government Regulation."

     Local laws and regulations differ significantly among the jurisdictions in which the Company operates, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable. Some EU member states may limit, constrain or otherwise adversely affect the Company's ability to provide certain services. There can be no assurance that certain EU member states will implement, or will implement consistently, the Services Directive or the Full Competition Directive, and either the failure to implement or inconsistent implementation of such directives could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that certain EU member states will not begin charging substantial fees for the issuance of licenses to provide Voice Telephony.

     UNSETTLED NATURE OF REGULATORY ENVIRONMENT. The Company expects to continue to pursue a strategy of providing its services to the maximum extent it believes permissible under applicable laws and regulations. The Company's aggressive strategy may result in the Company's (i) providing services or using transmission methods that violate local laws or regulations or (ii) failing to obtain formal approvals required under such laws or regulations. Where the Company is found to be in violation of local laws and regulations, it usually seeks to modify its operations so as to comply with such laws and regulations. There can be no assurance, however, that the Company will not be subject to fines, penalties or other sanctions as a result of past violations even though such violations were corrected. If the Company determines, following consultation with regulatory counsel in a jurisdiction, that it has a legal basis for doing so, it may persist in continuing such actions. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods. The Company also could have substantial monetary fines and penalties imposed against it. There can be no assurance that the Company has accurately interpreted or will accurately interpret applicable laws and regulations in particular jurisdictions.

     There can be no assurance that future United States or foreign regulatory, judicial or legislative changes will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Government Regulation."

POTENTIAL DIFFICULTIES ASSOCIATED WITH IMPLEMENTING EUROPEAN EXPANSION
STRATEGY

     The Company believes that an increasing percentage of its future revenue will be derived from its Western European business operations. Execution of the Company's European expansion strategy, however, is subject to a variety of risks, including operating and technical problems, regulatory uncertainties, possible delays in the full implementation of the Services Directive and competition. The successful implementation of its European expansion strategy will require that the Company, among other things, continue to develop its European Network, back-office capacity and direct sales organizations. There can be no assurance that the Company will successfully implement its European expansion strategy or that the Company's Western European operations will contribute an increasing percentage of revenue in the future.

     Expansion and development of the European Network are necessary to enable the Company to meet customer requirements and to increase the number of customers served, thereby increasing traffic volume which is fundamental to the achievement of economies of scale and to the Company's overall financial success. There can be no assurance, however, that the Company will be able to expand and develop the European Network successfully. In addition, the current traffic volume through the European portion of the Company's network is too low to achieve desired economies of scale, transmission costs are expected to decline as a percentage of revenue as call traffic through the European Network increases and there can be no assurance, however, that the European Network will ever achieve the economies of scale which the Company believes are critical to its overall financial success.

     To originate and terminate calls on the European Network, the Company requires "local connectivity," i.e., access and egress into and from the PSTN. Although the Company has been successful to date in obtaining local connectivity, there can be no assurance that the Company will be able to maintain local connectivity or that local connectivity will always be obtained. Currently, the Company obtains its local connectivity from the local ITOs which are, and are expected to continue to be, the Company's competitors.

     In addition, under a prior configuration, the Company experienced problems affecting the quality of the voice and voice band data transmission of some calls transmitted over the European Network. These problems resulted from time to time in poor quality voice transmission over the European Network and, in some instances, resulted in interruptions in service. There can be no assurance that the European Network will not experience quality problems or service interruptions in the future. To provide redundancy in the event of technical difficulties with the European Network, the Company relies upon the PSTN. To the extent that calls are transmitted over the PSTN rather than over the European Network, these calls will be more costly to the Company and may result in losses on such calls.

     Any failure to expand and develop the European Network successfully would have a material adverse effect on the Company's ability to implement its European expansion strategy, which is a key component of its overall business strategy. Failure to implement successfully the Company's European expansion strategy, or future problems with local connectivity, quality of service or service interruptions would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Substantial Government Regulation," "-- Competition," "-- Risks Associated with International Operations," " Item 1. Business -- Business Strategy," "Item 1. Business -- The Viatel Network -- The European Network" and "Item 1. Business -- Competition."

SUBSTANTIAL CAPITAL REQUIREMENTS

     The Company will require substantial capital expenditures significantly in excess of historical levels to upgrade and expand the Viatel Network generally, and the European Network specifically, as well as to develop and expand new and existing services. Although the Company believes that it has sufficient funds to fund its current capital expenditure plans, actual capital expenditures may vary significantly from the Company's estimates depending on a number of factors, including the pace and extent of network upgrade and expansion, the magnitude of potential acquisitions, investments or strategic alliances, levels of incremental sales and regulatory actions, which, individually or collectively, could cause material changes in the Company's capital expenditure requirements.

     The Company will need additional capital to (i) finance its anticipated growth, (ii) fund working capital needs and future debt service obligations,
(iii) take advantage of unanticipated opportunities, including more rapid international expansion, acquisitions of customer bases or businesses or investments in, or strategic alliances with, companies that are complementary to the Company's current operations, (iv) develop or expand into new services, such as competitive local exchange carrier services, or (v) otherwise respond to unanticipated competitive pressures. The Company currently expects to obtain any such additional capital through debt offerings and internally generated cash flow. There can be no assurance, however, that the Company will be successful in producing sufficient internally generated cash flow or raising sufficient capital on terms acceptable to the Company, if at all. Moreover, the amount of, and the terms and conditions of the instruments relating to, the Company's current outstanding indebtedness may adversely affect the Company's ability to raise additional capital. See "-- Limited Operating History; Substantial Net Losses and Negative Cash Flow from Operations; Expected Future Net Losses and Negative Cash Flow from Operations; Substantial Leverage" and "-- Liquidity and Capital Resources."

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH AND IMPLEMENTATION OF GROWTH
STRATEGY

     The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's administrative, operational and financial resources and has increased demands on its systems and controls. There can be no assurance, however, that the Company will be able to successfully add services or expand its geographic markets or that existing regulatory barriers to its current or future operations will be reduced or eliminated. As the Company increases its services and expands its geographic markets, there will be additional demands on the Company's customer support, sales and marketing and administrative resources and network infrastructure. There can be no assurance that the Company's administrative, operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth or that the Company will be able to successfully attract, train and manage additional employees. The failure to continue to upgrade the Company's administrative, operating and financial control systems and infrastructure or the occurrence of unexpected expansion difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Potential Difficulties Associated With Implementing European Expansion Strategy" and "-- Dependence on Effective Information Systems."

COMPETITION

     The international telecommunications industry is highly competitive. The Company's success depends upon its ability to compete with other telecommunications providers in each of its markets. These providers include the ITO in each country in which the Company operates and global alliances among some of the world's largest telecommunications carriers. Other potential competitors include cable television companies, wireless telephone companies, electric and other utilities with rights of way, railways, microwave carriers and large end users which have private networks. The intensity of competition has recently increased and the Company believes that competition will continue to intensify as the number of new entrants increases. Many of the Company's current or potential competitors have substantially greater financial, marketing and other resources than the Company. If the Company's competitors devote significant additional resources to the provision of international or national long distance telecommunications services to the Company's target customer base of small and medium-sized businesses, such action could have a material adverse effect on the Company's business, financial condition and results of operations, and there can be no assurance that the Company will be able to compete successfully against such new or existing competitors.

     Competition for customers in the telecommunications industry is primarily based on price and, to a lesser extent, on the type and quality of services offered. The Company prices its services primarily by offering discounts to the prices charged by its competitors, and some of the Company's competitors may be able to use their financial resources to cause severe price competition in the countries in which the Company operates. The Company has experienced, and expects to continue to experience, declining revenue per billable minute in all of its markets, in part as a result of increasing worldwide competition within the telecommunications industry.

     The Company believes that the ITOs generally have certain competitive advantages due to their control over local connectivity and apparent close ties with national regulatory authorities. The Company also believes that, in certain instances, some regulators have shown a reluctance to adopt policies and grant regulatory approvals that would result in increased competition for the local ITO. Moreover, the Company believes that it has encountered anti-competitive behavior on the part of certain ITOs. If the Company encounters anti-competitive behavior in countries in which it operates or if the ITO in any country in which the Company operates uses its competitive advantages to the fullest extent, the Company's business, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     There are certain risks inherent in doing business on an international level, including regulatory limitations restricting or prohibiting the provision of the Company's services, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws.

     Since its inception in 1991, the Company has invested heavily in developing its ability to provide international telecommunications services within Western Europe and other deregulating markets and in developing and expanding its market presence including, more recently, entering into the national long distance telecommunications markets in Spain and Italy. If the Company's operations in Western Europe expand as expected, an increasing portion of the Company's revenue and expenses will be denominated in currencies other than U.S. Dollars, and changes in exchange rates will likely affect the Company's results of operations. Furthermore, international rates charged to customers are likely to decrease in the future for a variety of reasons, including increased competition between existing carriers, new entrants into geographic markets in which the Company operates or intends to operate and additional strategic alliances or joint ventures among large international carriers that facilitate targeted pricing and cost reductions. Depending on the countries involved, any or all of the foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters in countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Substantial Government Regulation," "-- Competition," "-- Results of Operations -- Liquidity and Capital Resources -- Foreign Currency," and "Item 1. Business -- Government Regulation."

RISKS ASSOCIATED WITH ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

     The Company may, in the future, acquire or engage in efforts to acquire customer bases and businesses from, make investments in, or enter into strategic alliances with, companies which have customer bases, switching capabilities or existing networks in the Company's current markets or in areas into which the Company intends to expand the Viatel Network, generally, and the European Network, specifically. Although the Company is currently evaluating several potential investment opportunities, it does not have any present understanding, commitment or agreement with respect to any acquisition, investment, strategic alliance or related effort (other than a strategic alliance with PSINet Europe Limited for the sale of internet services to Viatel customers). Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by the risks commonly encountered in such transactions or efforts. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered with such acquisitions, investments, strategic alliances or related efforts. See "-- Potential Difficulties Associated With Implementing European Expansion Strategy," "-- Risks Associated with International Operations" and "Item 1. Business -- Business Strategy -- Pursue Acquisitions, Investments and Strategic Alliances."

RAPID CHANGES IN TECHNOLOGY AND CUSTOMER REQUIREMENTS

     The telecommunications industry is characterized by rapid and significant technological advancement and introduction of new products and services utilizing new technologies. Competitive pressures may force the Company to implement new technologies at substantial cost, and competitors may implement new technologies before the Company is able to implement such technologies, allowing such competitors to provide such enhanced services before the Company is able to. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. If the Company is unable to respond to competitive pressures, implement new technologies on a timely basis, penetrate new markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced services offered by the Company do not achieve a significant degree of market acceptance, any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS

     To efficiently produce customer bills in a timely manner, the Company must record and process millions of call detail records quickly and accurately. While the Company believes that its billing and information systems are currently sufficient for its operations, such systems will require enhancements and ongoing investments, including as volume increases. There can be no assurance that the Company will not encounter difficulties in enhancing its systems or integrating new technology into its systems. The inability of the Company to implement any required system enhancement, to acquire new systems or to integrate new technology in a timely and cost effective manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Information Systems."

VARIABILITY OF OPERATING RESULTS

     The  Company's  quarterly  operating  results have  fluctuated in the past, primarily as a result of the evolution of the Company's business, and may fluctuate significantly in the future as a result of a variety of factors, including: (i) pricing changes; (ii) changes in the mix of services sold or channels through which those services are sold; (iii) changes in user demand, customer terminations of service, capital expenditures and other costs relating to the expansion of the Viatel Network; (iv) the timing and costs of any acquisitions of customer bases and businesses, services or technologies; (v) the timing and costs of marketing and advertising efforts; (vi) the effects of government regulation and regulatory changes; and (vii) specific economic conditions in the telecommunications industry. Such variability could have a material adverse effect on the Company's business, financial condition and results of operations. Any significant shortfall in demand for the Company's services in relation to the Company's expectations, or the occurrence of any other factor which causes revenue to fall significantly short of the Company's expectations, would also have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the uncertainty of revenue growth coupled with substantial planned increases in operating expenses and the continued evolution in the Company's transmission methodology from switchless resale to use of the Viatel Network may result in substantial quarterly fluctuations in the Company's operating results which could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Limited Operating History; Substantial Net Losses and Negative Cash Flow from Operations; Expected Future Net Losses and Negative Cash Flow from Operations; Substantial Leverage," and "Item 6. Selected Financial Data."

RELIANCE ON THIRD PARTIES FOR LEASED CAPACITY

     Other than certain interests in digital fiber optic cables, the Company does not currently own any telecommunications transmission lines. As a result, the Company depends upon facilities-based carriers, some of which are or may become competitors of the Company, to provide its services. The Company's profitability depends, in part, on its ability to obtain and utilize leased capacity on a cost-effective basis. The Company leases capacity pursuant to agreements with twelve-month terms and is vulnerable to changes in its lease arrangements, such as price increases and service cancellations. Although the Company believes that it has and will continue to enjoy favorable arrangements with the facilities-based carriers from which it leases transmission lines, there can be no assurance that such arrangements will continue or that leased capacity will continue to be available at cost-effective rates. See "Item 1. Business -- The Viatel Network" and "Item 1. Business -- Carrier Contracts."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The following statements are filed as part of this Report:

                                                                       FORM 10-K
Financial Statements:                                                   PAGE NO.
                                                                       ---------

Independent Auditors' Report...........................................     31

Consolidated Balance Sheets as of December 31, 1996 and  1995..........     32

Consolidated Statements of Operations for the Years Ended
     December 31, 1996, 1995 and 1994..................................     33

Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years ended December 31, 1996, 1995 and 1994......................     34

Consolidated Statements of Cash Flows for the Years ended
     December 31, 1996, 1995 and 1994..................................     35

Notes to Consolidated Financial Statements for the Years
     Ended December 31, 1996, 1995 and 1994............................     36

II. Valuation and Qualifying Accounts..................................     47




All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
Viatel, Inc:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viatel, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG PEAT MARWICK LLP

      New York, New York
      March 7, 1997

                          VIATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                       1996           1995
                                                  ------------    -----------
                                ASSETS

Current Assets:
  Cash and cash equivalent .....................  $ 75,796,102    $ 8,934,914
  Marketable securities, current ...............     8,181,332     25,004,050
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $602,000 and $473,000, respectively .....     8,542,305      4,723,664
Other receivable ...............................     4,633,571      2,757,675
Prepaid expenses................................       789,307        742,803
                                                  ------------     ----------
    Total current asset ........................    97,942,617     42,163,106
                                                  ------------     ----------
Marketable securities, non-current .............     9,004,075      1,127,442
Property and equipment, net ....................    21,074,417     15,715,121
Deferred financing and registration fees, less
  accumulated amortization of $742,000 and
  $364,000, respectively........................     3,046,897      3,431,540
Intangible assets, net .........................     1,973,910      2,070,055
Other assets ...................................     1,622,534      1,106,182
                                                  ------------    -----------
                                                  $134,664,450    $65,613,446
                                                  ============    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued telecommunications costs ................ $ 11,915,671     $11,056,235
Accounts payable and other accrued expenses .....    5,916,223      4,591,628
Commissions payable .............................      349,646        300,655
Current installments of obligations under
  capital leases.................................       96,064             --
                                                   -----------     ----------
Total current liabilities .......................   18,277,604     15,948,518
                                                   -----------     ----------
Long term liabilities:
  Senior discount notes, less discount of
    $42,945,967 and $53,416,992, respectively....   77,754,033     67,283,008
Obligations under capital leases, excluding
  current installments...........................      149,983             --
                                                   -----------    -----------
    Total long term liabilities .................   77,904,016     67,283,008
                                                   ===========    ===========
Commitments and contingencies
Stockholders' equity (deficit):
  Common Stock, $.01 par value.  Authorized
    50,000,000 shares, issued and outstanding
    22,513,226 and 10,736,135 shares,
    respectively.................................      225,132        107,361
Class A Common Stock, $.01 par value.
  Authorized 10,000,000 shares, issued and
  outstanding no shares and 2,904,846 shares,
  respectively...... ............................           --         29,048
Additional paid-in capita1 ......................  125,236,410     30,099,011
Unearned compensation ...........................     (130,080)       (78,000)
Cumulative translation adjustment ...............     (862,458)      (164,676)
Accumulated deficit .............................  (85,986,174)   (47,610,824)
                                                   -----------    -----------
   Total stockholders' equity (deficit) .........   38,482,830    (17,618,080)
                                                  ------------    -----------
                                                  $134,664,450    $65,613,446
                                                  ============    ===========


          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                      1996           1995           1994
                                                    --------      ---------      ----------

Telecommunications revenue....................... $50,418,694    $32,313,293    $26,267,741
                                                  ------------   ------------   ------------
 Operating expenses:
   Costs of telecommunications services .........   42,130,308     27,648,340     22,952,941
   Selling, general and administrative expenses..   32,856,785     24,327,537     14,317,791
   Depreciation and amortization ................    4,801,624      2,636,787        789,359
   Equipment impairment loss ....................           --        560,419             --
                                                  ------------   ------------   ------------
      Total operating expenses ..................   79,788,717     55,173,083     38,060,091
Other income (expenses):
   Interest income ..............................    1,852,323      3,281,926        213,611
   Interest expense .............................  (10,848,025)    (8,856,317)      (771,782)
   Share in loss of affiliate ...................       (9,625)       (41,530)      (144,867)
                                                  ------------   ------------   ------------
      Net loss .................................. $(38,375,350)  $(28,475,711)  $(12,495,388)
                                                  ============   ============   ============
      Net loss per common share ................. $      (2.47)  $      (2.09)  $      (1.22)
                                                  ============   ============   ============
      Weighted average common shares outstanding    15,514,479     13,640,980     10,252,416
                                                  ============   ============   ============


        See accompanying notes to the consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        NUMBER
                                         OF
                           NUMBER OF    CLASS A
                            COMMON      COMMON                  CLASS A       ADDITIONAL
                            STOCK       STOCK        COMMON      COMMON        PAID-IN
                            SHARES      SHARES       STOCK       STOCK         CAPITAL
                           ----------   --------     -------    --------      ----------


Balance at January         8,575, 596          --    $ 85,756          --      $ 6,427,781
1994.............
Issuance of common
  stock and warrants,
  net of $412,338 issue
  costs..........          2,140,539           --      21,405          --        7,567,527
Issuance of Class A
  common stock, net
  of $977,132 issue
  costs..........                 --     2,904,846         --      29,048       15,987,173
Recognition of
  unearned
  compensation...                 --           --          --          --               --
Foreign currency
  transalation
  adjustment.....                 --            --         --          --               --
Net loss.........                 --            --         --          --               --
                           ----------     --------     ------      ------       ----------
Balance at December
 31, 1994........         10,716,135     2,940,846    107,161      29,048       29,982,211
Issuance of restricted
  common stock...             20,000            --        200          --          116,800
Foreign currency
  translatoin
  adjustment.....                 --            --         --          --               --
Net loss.........                 --            --         --          --               --
                           ----------     --------     ------      ------       ----------
Balance at December
  31, 1995.......         10,736,135     2,904,846    107,361      29,048       30,099,011
Issuance of restricted
  common stock...             66,666            --        667          --          389,333
Issuance of common
  stock, net of
  $9,541,954 issue
  cost...........          8,667,000            --     86,670          --       94,375,376
Conversion of Class A
common stock to
common stock.....          2,904,846    (2,904,846)    29,048     (29,048)              --
Stock options
exercised........            138,579            --      1,386          --          372,690
Foreign currency
 translation
 adjustment......                 --            --         --          --               --
Net loss.........                 --            --         --          --               --
                           ---------      --------     ------    --------       ----------
Balance at December
 31, 1996........         22,513,226            --   $225,132    $     --      $125,236,410
                          ==========      ========   ========    ========      ============



                                          CUMULATIVE
                             UNEARNED    TRANSLATION    ACCUMULATED
                           COMPENSATION   ADJUSTMENT    DEFICIT          TOTAL
                           ------------  -----------    -----------      -----


Balance at January           $(36,100)           --     $(6,639,725)     $  (162,288)
1994.............
Issuance of common
  stock and warrants,
  net of $412,338 issue
  costs..........                   --           --              --        7,588,662
Issuance of Class A
  common stock, net
  of $977,132 issue
  costs..........                   --           --              --       16,016,221
Recognition of
  unearned
  compensation...               36,100           --              --           36,100
Foreign currency
  transalation
  adjustment.....                   --        1,523              --            1,523
Net loss.........                   --           --     (12,495,388)     (12,495,388)
                               -------     ---------    ------------     ------------
Balance at December
 31, 1994........                   --        1,523     (19,135,113)      10,984,830
Issuance of restricted
  common stock...              (78,000)          --              --           39,000
Foreign currency
  translatoin
  adjustment.....                   --     (166,199)              --        (166,199)
Net loss.........                   --           --      (28,475,711)    (28,475,711)
                               -------     ---------     ------------    ------------
Balance at December
  31, 1995.......              (78,000)    (164,676)     (47,610,824)    (17,618,080)
Issuance of restricted
  common stock...              (52,080)           --              --         337,920
Issuance of common
  stock, net of
  $9,541,954 issue
  cost...........                   --            --              --      94,462,046
Conversion of Class A
common stock to
common stock.....                   --            --              --              --
Stock options
exercised........                   --            --              --         374,076
Foreign currency
 translation
 adjustment......                   --      (697,782)             --        (697,782)
Net loss.........                   --            --     (38,375,350)    (38,375,350)
                               -------     ---------     ------------    ------------
Balance at December
 31, 1996........            $(130,080)   $(862,458)    $(85,986,174)    $38,482,830
                             ==========   ==========     ============    ============



                         VIATEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                         1996                1995             1994
                                                     -------------       ------------     -------------


Cash flows from operating activities:

  Net loss.....................................      $ (38,375,350)      $(28,475,711)    $(12,495,388)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization..............          4,801,624          2,636,787          789,359
    Interest expense on senior discount notes..         10,783,468          8,773,438          364,506
    Accrued interest income on
      marketable securities ...................           (369,761)          (714,468)              --
    Provision for losses on accounts receivable          2,224,953          1,229,473          900,094
    Share in loss of affiliate.................              9,625             41,530          144,867
    Earned compensation........................            337,920             39,000           36,100
    Deferred financing and registration costs..                 --           (460,032)      (3,335,015)
    Equipment impairment loss..................                 --            560,419               --
  Changes in assets and liabilities:
    Increase in accounts receivable............         (6,057,936)        (2,127,611)      (1,052,611)
    Increase in prepaid expenses and
      other receivables .........................       (1,013,989)        (2,593,863)        (540,125)
    Increase in other assets and intangible asset         (315,056)          (991,345)          (9,273)
    Increase in accrued telecommunications
      costs, accounts payable, accrued
      expenses and commissions payable ..........        1,643,858          3,592,930        3,626,126
                                                      -------------       ------------     ------------
        Net cash used in operating activities ...      (26,330,644)       (18,489,453)     (11,571,360)
                                                      -------------       ------------     ------------
  Cash flows from investing activities:
    Purchase of property, equipment and software        (9,423,191)       (11,377,850)      (3,671,811)
    Purchase of marketable securities ...........      (30,571,006)       (55,495,423)              --
    Proceeds from maturity of marketable
      securities ................................       38,807,045         30,078,399               --
    Investment in affiliate .....................         (101,904)          (262,214)        (152,439)
    Issuance of notes receivable ................         (303,227)                --               --
    Purchase of sales organizations .............               --                 --       (1,171,320)
                                                        ----------           --------       -----------
       Net cash used in investing activities ....       (1,592,283)       (37,057,088)      (4,995,570)
                                                        -----------       -------------     -----------
  Cash flows from financing activities:
    Proceeds from issuance of Common Stock
      and warrants ..............................       94,836,122                 --        7,588,662
    Payments under capital leases ...............          (63,885)        (1,306,453)        (620,979)
    Repyament of notes payable ..................               --           (999,463)      (3,000,000)
    Proceeds from issuance of senior
      discount notes ............................               --                 --       57,999,971
    Proceeds from issuance of Class A Common Stock              --                 --       16,016,221
    Borrowings on notes payable .................               --                 --        3,000,000
                                                       ------------        -----------     ------------
       Net cash provided by (used in) financing
         activities .............................       94,772,237         (2,305,916)      80,983,875
                                                       -----------         -----------     -----------
    Effects of exchange rate changes on cash ....           11,878             25,757           17,212
                                                       -----------        ------------     ------------
    Net increase (decrease) in cash and
      cash equivalents ..........................       66,861,188        (57,826,700)      64,434,157
    Cash and cash equivalent at beginning of year        8,934,914         66,761,614        2,327,457
                                                       -----------        ------------     -----------
    Cash and cash equivalent at end of year .....      $75,796,102         $8,934,914      $66,761,614
                                                       ===========         ==========      ===========
    Supplemental disclosures of cash flow
      information:
     Interest paid ...............................        $64,557           $  58,040     $   425,608
                                                       ==========           =========     ===========
     Equipment acquired under capital lease
       obligations ...............................       $309,933           $      --     $   595,000
                                                       ==========           =========     ===========






                  See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS

     Viatel, Inc. (the "Company") provides value-added telecommunications services primarily to businesses operating internationally. In order to effectuate a reincorporation in the State of Delaware, VIA USA, Ltd. (a predecessor Colorado corporation) merged with and into its wholly owned subsidiary, Viatel, Inc., on October 11, 1994. The surviving entity, Viatel, Inc., has reflected all assets and liabilities at historical cost.

(B) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for under the equity method.

(C) CASH AND CASH EQUIVALENTS

     The Company's policy is to maintain its uninvested cash at minimum levels. Cash equivalents, which include highly liquid debt instruments purchased with a maturity of three months or less, were $71,765,458 and $3,116,218 at December 31, 1996 and 1995, respectively.

(D) REVENUE

     The Company records telecommunications revenue as earned, at the time services are provided.

 (E) PROPERTY AND EQUIPMENT

     Property and equipment consist principally of telecommunications related equipment such as switches, fiber optic cable systems, remote nodes and related computer software and is stated at cost. Equipment acquired under capital leases is stated at the present value of the future minimum lease payments. Maintenance and repairs are expensed as incurred.

     Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or useful life of the improvement, whichever is shorter. The estimated useful lives are as follows:

     Communications system................................ 5 to 7 years
     Fiber optic cable systems............................ 15 years
     Leasehold improvements............................... 2 to 5 years
     Furniture, equipment and other....................... 5 years

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) INTANGIBLE ASSETS

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, seven years.

     Acquired employee base and sales force in place represents the intangible assets associated with the acquisition of independent sales organizations and is being amortized over three years.

     Deferred financing and registration fees represent debt financing costs incurred to issue and register debt and which are being amortized over the term of the related debt.

     The costs of all other intangible assets are being amortized over their useful lives, ranging from one to five years.

     The Company's intangible assets are assessed for recoverability at least quarterly. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the related intangible asset balance over its remaining life can be recovered through projections of undiscounted future operating cash flows of the related intangible assets. The amount of intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

(G) INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period it occurs.

(H) FOREIGN CURRENCY TRANSLATION

     Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the period in which they occur. For the years ending December 31, 1996, 1995 and 1994, the Company experienced $10,637 in foreign exchange transaction losses and $107,846 and $15,234 in foreign exchange transaction gains, respectively.

(I) NET LOSS PER SHARE

     Net loss per common and common equivalent share is based on the weighted average number of common shares outstanding during each period. Per share amounts have been retroactively restated to give effect to a reverse stock split at a ratio of 3-to-2. (See Note 7).

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

(N) STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 10.

(O) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


 (2) ACQUISITIONS

During December 1994, the Company acquired all of the issued and outstanding stock of two of its independent sales organizations. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the aggregate purchase price of $1,171,320 has been allocated to the assets acquired and liabilities assumed, based upon their estimated fair values as of the acquisition date. Additionally, the results of operations of these organizations are included in the consolidated statements of operations from dates of acquisition. Included among the assets acquired are intangible assets which principally related to the acquired employee base and sales force in place which will be amortized over three years, which corresponds to the estimated remaining service lives of the employee base and sales force. The allocation of the aggregate purchase price is summarized as follows:


  Current assets................................   $  161,486
  Current liabilities...........................     (232,865)
  Property and equipment........................      102,922
  Intangible and other assets acquired .........    1,139,777
                                                   ----------
       Total purchase price ....................   $1,171,320
                                                   ==========

     Due to the nature of the organizations acquired, pro forma revenue would equal reported revenue and the pro forma net loss would be $194,007 higher than the reported net loss for the year ended December 31, 1994.

(3) INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and classifies them as held to maturity or available for sale. The Company does not invest in securities for the purpose of trading and as such does not classify any securities as trading. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

     The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as held to maturity as of December 31, 1996.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(3) INVESTMENTS IN DEBT SECURITIES (CONTINUED)

     The following is a summary of the fair value of securities held to maturity and securities available for sale at December 31, 1996 and 1995:


                                     1996                       1995
                                   ----------  --------------------------------------
                                   SECURITIES  SECURITIES   SECURITIES
                                   AVAILABLE    HELD TO      AVAILABLE
                                   FOR SALE     MATURITY      FOR SALE       TOTAL
                                  -----------  ----------   -----------   -----------

U.S. Treasury obligations........ $ 6,932,280  $       --   $        --   $        --
Money Market Instruments.........          --   1,402,562            --     1,402,562
Federal agencies obligations.....   1,121,401          --     5,786,796     5,786,796
Corporate debt securities........   9,131,726          --    18,942,134    18,942,134
                                  -----------  ----------    ----------   -----------
          Total.................. $17,185,407  $1,402,562   $24,728,930   $26,131,492
                                  ===========  ==========   ===========   ===========


   Unrealized gains or losses on securities classified as available for sale are not material at December 31, 1996 and 1995.

     Securities available for sale at December 31, 1996 by contractual maturity are shown below:

     Due within one year.............................    $ 8,181,332
     Due after one year through two years............      9,004,075
                                                         -----------
         Total.......................................    $17,185,407
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

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31:

                                                      1996              1995
                                                   -----------      -----------
Communications system ..........................   $20,514,213      $13,997,966
Fiber optic cable systems ......................       309,933              --
Leasehold improvements .........................     2,122,911        1,062,742
Furniture, equipment and other .................     4,750,137        2,755,600
Construction in progress .......................       100,962          679,935
                                                   -----------      -----------
                                                    27,798,156       18,496,243
Less accumulated depreciation and amortization .     6,723,739        2,781,122
                                                   -----------      -----------
                                                   $21,074,417      $15,715,121
                                                   ===========      ===========

     At December 31, 1996 and 1995, construction in progress represents a portion of the current expansion of the European Network. As of December 31, 1996 and 1995, $575,100 and $508,600, respectively, of interest has been capitalized with respect to this project.

                         VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31:

                                                 1996           1995
                                              ----------    ----------
     Acquired employee base and sales
       force in place .....................   $1,607,225    $1,607,225
     Goodwill .............................      474,065       474,065
     Purchased software ...................    1,157,467       661,999
     Other ................................      374,539       133,834
                                              ----------    ----------
                                               3,613,296     2,877,123
     Less accumulated amortization ........    1,639,386       807,068
                                              ----------    ----------
                                              $1,973,910    $2,070,055
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

     On December 31, 1996, the Company estimated the fair value of these notes to be $77,800,000 which approximates its accreted value. The estimate is based on quoted market prices for the notes.

  (B) NOTE PAYABLE -- MCI

     On January 28, 1994, the Company converted $2,666,755 of its outstanding balance to MCI Telecommunications Corporation as of December 31, 1993 to a 7% note secured by the Company's accounts receivable. At December 31, 1994, $966,755 was outstanding under this note and was included in notes payable, current. At December 31, 1995, the note was no longer outstanding.

(7) STOCKHOLDERS' EQUITY

     On April 5, 1994, the Company issued 2,140,538 shares of its Common Stock for $8,000,000 and warrants to purchase additional shares of Common Stock. As of December 31, 1995, the warrants have expired and are no longer exercisable. Additionally, certain rights of the Company to repurchase a portion of the shares have expired. Certain of such shares are subject to certain registration rights in the event of public offerings by the Company.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(7) STOCKHOLDERS' EQUITY (CONTINUED)

     On December 16, 1994, the Company authorized the creation of 10,000,000 shares of non-voting, $.01 par value, Class A Common Stock (the "Class A Common Stock"). On December 21, 1994, 2,904,846 shares of Class A Common Stock were issued for net proceeds of $16,016,221.

     On October 23, 1996, the Company completed an initial public offering ("IPO") of its common stock, $.01 par value per share (the "Common Stock"), through which it sold 8,667,000 shares of Common Stock at $12 a share and raised approximately $104 million of gross proceeds ($94.5 million of net proceeds).

     In connection with the IPO, all outstanding shares of Class A Common Stock were converted into shares of Common Stock at a ratio of one-to-one and all then outstanding shares of Common Stock were then subject to a reverse stock split at a ratio of 3-to-2. In addition, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which (i) authorized the Board of Directors to issue up to 1 million shares of Preferred Stock, $.01 par value per share, of which no shares were issued and outstanding at December 31, 1996, in one or more series and to fix the powers, voting rights, designations and preferences of each series and (ii) eliminated the Class A Common Stock.

     All earnings per share and share data presented herein have been restated retroactively to reflect the conversion of the Class A Common Stock into Common Stock and the reverse stock split of all then outstanding shares of Common Stock.

(8) INCOME TAXES

     The statutory Federal tax rates for the years ended December 31, 1996, 1995 and 1994 were 35%. The effective tax rates were zero for the years ended
December 31, 1996, 1995 and 1994 due to the Company incurring net operating losses for which no tax benefit was recorded.

     For Federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $64,783,000 expiring in 2007 through 2011. The availability of the net operating loss carryforwards to offset income in future years is restricted as a result of the Company's issuance of its Common Stock and as a result of future sales of Company stock and other events.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                    --------------------------
                                                         1996          1995
                                                    ------------  ------------
Accounts receivable principally
  due to allowance for doubtful accounts.........   $    352,000  $    166,000
OID Interest not deductible in current period....      6,914,000     2,933,000
Net operating loss carryforwards                      22,674,000    13,231,000
                                                    ------------  ------------
      Total gross deferred tax assets............     29,940,000    16,330,000
Less valuation allowance                             (29,940,000)  (16,330,000)
                                                    ------------  ------------
      Net deferred tax assets....................   $         --  $         --
                                                    ============  ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. During 1996 and 1995, the valuation allowance increased by $13,610,000 and $9,703,000, respectively.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

 (9) SEGMENT DATA

     The information below summarizes export sales by geographic area.

                                       1996          1995           1994
                                   -----------    -----------    -----------
Latin America ..................   $14,401,901    $12,093,771    $12,914,289
Europe .........................            --             --      7,720,166
Africa .........................        78,833      1,207,225      1,832,547
Asia/Pacific Rim ...............     6,159,507      4,375,412      2,061,246
Middle East ....................        77,832        554,139      1,449,093
Other ..........................       267,446        369,425        290,400
                                   -----------    -----------    -----------
                                   $20,985,519    $18,599,972    $26,267,741
                                   ===========    ===========    ===========

     In late 1994, the European Network became operational and the Company began to establish direct sales organizations within Europe. For the year ended
December 31, 1996, revenue, operating loss, capital expenditures and depreciation expense from this geographic segment were approximately $19,917,000, $14,753,000, $6,475,000 and $2,258,000, respectively. For the year ended December 31, 1995, revenue, operating loss, capital expenditures and depreciation expense from this geographic segment were approximately $11,601,000, $11,076,000, $9,959,000 and $243,000, respectively. Identifiable assets as of December 31, 1996 and 1995 for this geographic segment were approximately $15,103,000 and $10,216,000, respectively. For December 31, 1994 and for the year then ended, results from operations, capital expenditures, depreciation expense and identifiable assets for this geographic segment were not significant.

(10) STOCK OPTION PLAN

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

     The Stock Incentive Plan provides for the issuance of up to a maximum of 1,833,333 shares of Common Stock and is currently administered by the Compensation Committee of the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the Common Stock and the term of the option may not exceed five years from the date of grant. Common Stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

     The per share weighted average fair value of stock options granted during 1996 and 1995 was $2.29 and $2.83, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate of 5.5% in 1996 and 7.9% in 1995, (2) an expected life of 10 years for both 1996 and 1995, (3) volatility of approximately 35.9% for both 1996 and 1995 and (4) an annual dividend yield of 0% for both 1996 and 1995.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(10) STOCK OPTION PLAN (CONTINUED)

   The Company applies APB Opinion No. 25 in accounting for its Stock Incentive Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        1996             1995
                                                     -----------     -----------
         As reported net loss (in 000s)              $  (38,375)     $  (28,476)

         Pro forma net loss (in 000s)                   (38,986)        (28,642)

         As reported net loss per share                   (2.47)          (2.09)

         Pro forma net loss per share                     (2.51)          (2.10)

     Pro forma net loss reflects only options granted during 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity under the Stock Incentive Plan is shown below:

                                             WEIGHTED
                                             AVERAGE
                                             EXERCISE        NUMBER OF
                                             PRICES           SHARES
                                             --------       ----------

Outstanding at January 1, 1994 ...........    $0.75            80,662
Granted ..................................     3.74           316,992
Forfeited ................................     3.74            (5,000)
                                              -----         ---------
Outstanding at December 31, 1994 .........     3.13           392,654
Granted ..................................     5.85           177,654
Forfeited ................................     3.80           (96,171)
                                              -----         ---------
Outstanding at December 31, 1995 .........     4.01           474,137
Granted ..................................     5.85           822,265
Forfeited ................................     5.77          (187,987)
Exercised ................................     2.70          (138,579)
                                              -----         ---------
Outstanding at December 31, 1996 .........     5.42           969,836
                                              =====         =========
Exercisable at December 31, 1996 .........    $4.52           504,370
                                              =====         =========


     The range of exercise prices for stock options outstanding and exercisable at December 31, 1996 is $0.75 to $5.85.

     Prior to the adoption of the Stock Incentive Plan, 5,913 options were granted. These options were exercised at $0.75 per share during the year ended December 31, 1996.

     The exercise price of all options approximates the fair market value of the Common Stock on the date of grant.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(10) STOCK OPTION PLAN (CONTINUED)

     In addition, prior to the adoption of the Stock Incentive Plan, the Board of Directors authorized the issuance of up to 233,333 shares of Common Stock as compensation to employees and consultants of the Company of which 219,639 are available for issuance at December 31, 1996.

(11) EQUIPMENT IMPAIRMENT LOSS

     On August 4, 1995, the Company entered into an agreement (the "Termination Agreement") with TMI USA (Delaware), Inc. ("TMI") which terminated its existing agreements. Pursuant to the terms of the Termination Agreement, the Company prepaid the existing capital lease obligation of $1,025,000, thereby acquiring all of the equipment previously leased from TMI. The capital lease obligation was payable over a three year term expiring on December 31, 1996. In addition, on August 4, 1995, the Company entered into a short-term facilities management agreement with TMI effective through August 31, 1996, pursuant to which TMI performed maintenance, equipment housing, site preparation, network extension and other similar services for the European Network under its present configuration. Thereafter, the Company managed the European Network using its own personnel rather than a third party provider.

     As a result of the Termination Agreement, the Company has written off the costs relating to the original installation of such equipment. Accordingly, the Company has recognized non-cash charges of approximately $560,000 which represent the original installation costs of such equipment and the difference between the carrying value and the expected selling price of the equipment not redeployed.

(12) COMMITMENTS AND CONTINGENCIES

  (A) LEASES

     At December 31, 1996, the Company was committed under non-cancelable operating and capital leases for the rental of office space and for fiber optic cable systems.

     The Company's future minimum capital and operating lease payments are as follows:

                                         CAPITAL   OPERATING
                                        --------   ----------

1997................................... $117,638   $1,199,192
1998 ..................................  111,934    1,102,739
1999 ..................................   51,991      959,363
2000 ..................................       --      883,796
2001 ..................................       --      485,603
Thereafter ............................       --    1,741,324
                                        --------   ----------
                                         281,563   $6,372,017
Less interest costs ...................   35,516   ==========
                                        --------
                                        $246,047
                                        ========

     Total rent expense amounted to $1,530,889, $948,826 and $935,267 for the years ended December 31, 1996, 1995 and 1994, respectively.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(12) COMMITMENTS AND CONTINGENCIES (CONTINUED)


  (B) CARRIER CONTRACTS

     The Company has entered into contracts to purchase transmission capacity from various domestic and foreign carriers. By committing to purchase minimum volumes of transmission capacity from carriers, the Company is able to obtain guaranteed rates which are more favorable than those generally offered in the marketplace. The minimum volume commitments are $12,552,000 for the year ending December 31, 1997.

   (C) PURCHASE COMMITMENTS

     The Company is continually upgrading and expanding the European Network and the Omaha, Nebraska switching facility. In connection therewith, the Company has entered into purchase commitments to expend approximately $7,415,000.

  (D) EMPLOYMENT CONTRACTS

     The Company has employment contracts with certain officers at amounts generally equal to such officers' current levels of compensation. The Company's remaining commitments at December 31, 1996 for the next three years under such contracts aggregates approximately $1,558,000.

  (E) LITIGATION

     As a result of the Company's transition to direct sales organizations in Europe, the Company's independent sales representative in Spain has asserted breach of contract and certain other claims. An arbitration proceeding before the American Arbitration Association in New York is pending. The representative in Spain is seeking $5.8 million in damages. The Company believes that it has meritorious defenses against each of the claims alleged and is vigorously pursuing all defenses available to it. The Company believes that any potential adverse determination will not have a material adverse effect on the Company's business, financial condition or results of operations.

(13) REGULATORY MATTERS

     The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.

                              VIATEL, INC. AND SUBSIDIARIES
                    SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS


                                                     ADDITIONS
                                         BALANCE AT  CHARGED TO                            BALANCE
                                         BEGINNING   COSTS AND                    OTHER     AT END
      DESCRIPTION                        OF PERIOD   EXPENSES    RETIREMENTS     CHANGES   OF PERIOD
      -----------                        ----------  ----------  -----------     -------   ---------

Reserves and allowances deducted
     from asset accounts:

        Allowances for uncollectible
          accounts receivable


     Year ended December 31, 1994          336,000     912,000     773,000          -       475,000

     Year ended December 31, 1995          475,000   1,230,000   1,232,000          -       473,000

     Year ended December 31, 1996          473,000   2,225,000   2,096,000          -       602,000

   Allowance for asset impairment

     Year ended December 31, 1995                -     560,000           -          -       560,000

     Year ended December 31, 1996          560,000           -           -          -       560,000




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Company."

     The information appearing under the captions "Proposal 1 - Election of Directors," "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information appearing under the caption "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.


                                         PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (A)   1.    FINANCIAL STATEMENTS.

          The financial statements are included in Part II, Item 8 of this Report.

          2.   FINANCIAL  STATEMENT  SCHEDULES  AND  SUPPLEMENTARY   INFORMATION
               REQUIRED TO BE SUBMITTED.

         Any required  financial  statement  schedules  are included in Part II,
         Item 8 of this Report.

   (B)   Report on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

   (C)   Index to Exhibits.

         The following is a list of all Exhibits filed as part of this Report:

  EXHIBIT NO.                     DESCRIPTION OF DOCUMENTS
--------------                    ------------------------

  3.1(i)(a)       - Amended and Restated  Certificate  of  Incorporation  of the
                    Company (incorporated herein by reference to Exhibit 3.1(i)(a) to the Company's Registration Statement on Form S-1, filed on August 7, 1996, Registration No. 333-09699 (the "Company's S-1")).*

  3.1(ii)         - Amended and  Restated  Bylaws of the  Company  (incorporated herein by reference to Exhibit 3.1(ii)(b) of the Company's S-1).*

  4.1             - Indenture,  dated  as of  December  15,  1994,  between  the
                    Company and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed on
                    May 24, 1995, Registration No. 33-92696 (the "Company's S-4").*

  4.2             - Notes  Registration  Rights Agreement,  dated as of December
                    15, 1994, between the Company and Morgan Stanley & Co. Incorporated in connection with the Company's 15% Senior Discount Notes due 2005 (incorporated herein by reference to Exhibit 4.3 to the Company's S-4).*

  4.3             - Company  Common Stock  Certificate  (incorporated  herein by reference to Exhibit 4.4 to the Company's S-1).*

  4.4             - Amendment No. 1 to the  Indenture,  dated as of December 15,
                    1994, between the Company and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's S-1).*

 10.1             - Placement Agreement,  dated as of December 15, 1994, between the Company and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 10.3 to the Company's S-4).*

 10.2             - Common  Stock  Registration  Rights  Agreement,  dated as of
                    December 15, 1994, among the Company, Martin Varsavsky, Juan Manuel Aisemberg and Morgan Stanley & Co. Incorporated in connection with the Company's shares of non-voting Class A Common Stock (incorporated herein by reference to Exhibit
                    10.4 to the Company's S-4).*

 10.3             - The  Company's   Amended   Flexible  Stock   Incentive  Plan
                    (incorporated herein by reference to Exhibit 10.33 to the Company's S-1).*+

 10.4             - Carrier  Contract,  dated  as of May 3,  1993,  between  the
                    Company and AT&T Corp. (incorporated herein by reference to Exhibit 10.6 to the Company's S-4).*

 10.5             - MCI Carrier Agreement,  dated as of January 1, 1995, between the Company and MCI Telecommunications Corporation (incorporated herein by reference to Exhibit 10.7 to the Company's S-4).*

 10.6             - Mercury  Carrier  Services  Agreement,  dated as of March 1,
                    1994, between the Company and Mercury Communications Limited (incorporated herein by reference to Exhibit 10.8 to the Company's S-4).*

 10.7             - Provision and Management Facilities  Agreement,  dated as of
                    October 17, 1994, between the Company and Mercury Communications Limited (incorporated herein by reference to Exhibit 10.9 to the Company's S-4).*

 10.8             - Managed  Telecommunications  Network Agreement,  dated as of
                    February 5, 1993, between the Company and TMI USA, Inc. (Delaware) (incorporated herein by reference to Exhibit
                    10.10 to the Company's S-4).*

 10.9             - Representative  Agreement,  dated as of June 1, 1993, and as amended as of April 19, 1995, between the Company and Maximiliano Fernandez (incorporated herein by reference to Exhibit 10.11 to the Company's S-4).*

 10.10            - Representative  Agreement,  dated  as  of  April  23,  1993, between the Company and Viatel de Colombia Comunicaciones S.A. (incorporated herein by reference to Exhibit 10.12 to the Company's S-4).*

 10.11            - Stock  Purchase  Agreement,  dated as of September 30, 1993, as amended as of April 5, 1994, and as further amended as of December 21, 1994, between the Company and S-C V-Tel
                    Investments, L.P. (incorporated herein by reference to Exhibit 10.13 to the Company's S-4).*

 10.12            - Stock  Purchase  Agreement,  dated  as  of  April  5,  1994, between the Company and COMSAT Investments, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's S-4).*

 10.13            - Stock  Purchase  Agreement,  dated as of  December  3, 1993, between the Company and Herald L. Ritch (incorporated herein by reference to Exhibit 10.15 to the Company's S-1).

 10.14            - Stock  Purchase  Agreement,  dated as of  October  1,  1993, between the Company and Robert Conrads (incorporated herein by reference to Exhibit 10.16 to the Company's S-4).*

 10.15            - Stock  Purchase  Agreement,  dated as of  December  9, 1993, between the Company and Robert Conrads (incorporated herein by reference to Exhibit 10.17 to the Company's S-4).*

 10.16            - Shareholders'  Agreement,  dated as of April 5, 1994, and as amended as of November 22, 1994, by and among the Company, Martin Varsavsky, Juan Manuel Aisemberg and COMSAT Investments, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company's S-4).*

 10.17            - Shareholders' Agreement,  dated as of September 30, 1993, as amended as of December 9, 1993 and as further amended as of April 5, 1994, November 22, 1994 and December 21, 1994, by and among the Company, Martin Varsavsky and S-C V-Tel Investments, L.P. (incorporated herein by reference to Exhibit 10.21 to the Company's S-4).*

 10.18            - Purchase  Agreement,  dated as of December 8, 1994,  between the Company and ECI Telecom, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's S-4).*

 10.19            - Carrier  Digital  Services  Agreement,  dated as of November
                    29, 1994, between the Company and Norline Communications, Inc. (incorporated herein by reference to Exhibit 10.23 to the Company's Form S-4).*

 10.20            - Commercial  Lease  Agreement,  dated as of November 1, 1993, and Addendum, dated as of December 8, 1994, between the Company and 123rd Street Partnership in connection with the Company's premises located in Omaha, Nebraska (incorporated herein by reference to Exhibit 10.24 to the Company's Form S-4).*

 10.21            - Asset  Purchase  Agreement,  dated as of  August  27,  1993, between the Company and Sitel Corporation (incorporated herein by reference to Exhibit 10.26 to the Company's S-4).*

 10.22            - Memorandum  of  Understanding,  dated as of August 4,  1994, between the Company and TMI USA, Inc. (incorporated herein by reference to Exhibit 10.27 to the Company's S-4).*

 10.23            - Settlement  Agreement,  dated as of August 4, 1994,  between the Company and TMI USA, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company's S-4).*

 10.24            - Release  and  Settlement  Agreement,  dated as of  August 1,
                    1994, between the Company and AT&T Corp. (incorporated herein by reference to Exhibit 10.29 to the Company's S-4).*

 10.25            - Termination  Agreement,  dated  August 4, 1995,  between the
                    Company and Telemedia International, Inc. (incorporated herein by reference to Exhibit 10.31 to the Company's S-4).*

 10.26            - Facilities  Management and Services  Agreement,  dated as of
                    August 4, 1995, between Viatel U.K. Limited and Telemedia International Ltd. (incorporated herein by reference to Exhibit 10.32 to the Company's S-4).*

 10.27            - Agreement  of Lease,  dated  August  7,  1995,  between  the
                    Company and Joseph P. Day Realty Corp. (incorporated herein by reference to Exhibit 10.33 to the Company's S-4).*

 10.28            - Severance  Agreement,  dated  July  30,  1996,  between  the
                    Company and Alan Levy (incorporated herein by reference to Exhibit 10.30 to the Company's S-1).*+

 10.29            - Employment   Agreement   between   the  Company  and  Martin
                    Varsavsky  (incorporated  herein  by  reference  to  Exhibit
                    10.31 to the Company's S-1).*+

 10.30            - Employment  Agreement  between  the  Company  and Michael J.
                    Mahoney (incorporated herein by reference to Exhibit 10.32 to the Company's S-1).*

 10.31            - Amended Flexible Stock Incentive Plan  (incorporated  herein by reference to Exhibit 10.33 to the Company's S-1).*+

 21.1             - Subsidiaries of the Company.

 23.1             - Consent of KPMG Peat Marwick LLP.

 23.2             - Consent of Edward Isaacs & Company LLP.

 24.1             - Power of Attorney (Appears on signature page).

 27.1             - Financial Data Schedule.

----------

   *  Incorporated herein by reference.

   +  Management contract or compensatory plan or arrangement.

                                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and State of New York, on the 28th day of March, 1997.

                                    VIATEL, INC.

                                    By: /S/ MARTIN VARSAVSKY
                                       -----------------------------------
                                       Martin Varsavsky
                                       Chairman of the Board and Chief
                                       Executive Officer


      KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allan S. Shaw and Sheldon M. Goldman his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1997.

            SIGNATURE                                 TITLE(S)
            ---------                                 --------

      /s/ MARTIN VARSAVSKY
-----------------------------------        Chairman of the Board and
        Martin Varsavsky                   Chief Executive Officer
                                           (Principal Executive Officer)

      /s/ MICHAEL J. MAHONEY
-----------------------------------        President, Chief Operating Officer
       Michael J. Mahoney                  and Director (Principal
                                           Executive Officer)

     /s/ ALLAN S. SHAW
-----------------------------------        Vice President, Finance;
          Allan S. Shaw                    Chief Financial Officer;
                                           Treasurer (Principal
                                           Financial and Accounting
                                           Officer) and Director

     /S/ PAUL G. PIZZANI
-----------------------------------        Director
         Paul G. Pizzani


      /S/ W. JAMES PEET
-----------------------------------        Director
          W. James Peet


      /S/ ANTONIO CARRO
-----------------------------------        Director
          Antonio Carro

                                                                                       SEQUENTIALLY
  EXHIBIT NO.                     DESCRIPTION OF DOCUMENTS                             NUMBERED PAGE
--------------                    ------------------------                             -------------

  3.1(i)(a)       - Amended and Restated  Certificate  of  Incorporation  of the
                    Company   (incorporated   herein  by  reference  to  Exhibit
                    3.1(i)(a) to the  Company's  Registration  Statement on Form
                    S-1,  filed on August 7, 1996,  Registration  No.  333-09699
                    (the "Company's S-1")).*

  3.1(ii)         - Amended and  Restated  Bylaws of the  Company  (incorporated herein by reference to Exhibit  3.1(ii)(b)  of the Company's
                    S-1).*

  4.1             - Indenture,  dated  as of  December  15,  1994,  between  the
                    Company  and United  States  Trust  Company of New York,  as
                    Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed on
                    May 24, 1995,  Registration  No.  33-92696  (the  "Company's
                    S-4").*

  4.2             - Notes  Registration  Rights Agreement,  dated as of December
                    15,  1994,  between  the  Company  and Morgan  Stanley & Co.
                    Incorporated  in  connection  with the  Company's 15% Senior
                    Discount Notes due 2005 (incorporated herein by reference to Exhibit 4.3 to the Company's S-4).*

  4.3             - Company  Common Stock  Certificate  (incorporated  herein by reference to Exhibit 4.4 to the Company's S-1).*

  4.4             - Amendment No. 1 to the  Indenture,  dated as of December 15,
                    1994, between the Company and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's S-1).*

 10.1             - Placement Agreement,  dated as of December 15, 1994, between
                    the   Company   and  Morgan   Stanley  &  Co.   Incorporated
                    (incorporated  herein by  reference  to Exhibit  10.3 to the
                    Company's S-4).*

 10.2             - Common  Stock  Registration  Rights  Agreement,  dated as of
                    December 15,  1994,  among the  Company,  Martin  Varsavsky,
                    Juan Manuel Aisemberg and Morgan Stanley & Co. Incorporated in connection with the Company's shares of non-voting Class
                    A Common Stock (incorporated  herein by reference to Exhibit
                    10.4 to the Company's S-4).*

 10.3             - The  Company's   Amended   Flexible  Stock   Incentive  Plan
                    (incorporated  herein by reference  to Exhibit  10.33 to the
                    Company's S-1).*+

 10.4             - Carrier  Contract,  dated  as of May 3,  1993,  between  the
                    Company and AT&T Corp. (incorporated herein by reference to Exhibit 10.6 to the Company's S-4).*

 10.5             - MCI Carrier Agreement,  dated as of January 1, 1995, between
                    the   Company   and   MCI   Telecommunications   Corporation
                    (incorporated  herein by  reference  to Exhibit  10.7 to the
                    Company's S-4).*

 10.6             - Mercury  Carrier  Services  Agreement,  dated as of March 1,
                    1994,   between  the  Company  and  Mercury   Communications
                    Limited  (incorporated  herein by  reference to Exhibit 10.8 to the Company's S-4).*

 10.7             - Provision and Management Facilities  Agreement,  dated as of
                    October   17,   1994,   between   the  Company  and  Mercury
                    Communications  Limited (incorporated herein by reference to
                    Exhibit 10.9 to the Company's S-4).*



 10.8             - Managed  Telecommunications  Network Agreement,  dated as of
                    February 5, 1993,  between  the  Company  and TMI USA,  Inc.
                    (Delaware)  (incorporated  herein by  reference  to  Exhibit
                    10.10 to the Company's S-4).*

 10.9             - Representative  Agreement,  dated as of June 1, 1993, and as amended as of April 19, 1995, between the Company and Maximiliano Fernandez (incorporated herein by reference to Exhibit 10.11 to the Company's S-4).*

 10.10            - Representative  Agreement,  dated  as  of  April  23,  1993, between the  Company  and Viatel de Colombia  Comunicaciones
                    S.A. (incorporated herein by reference to Exhibit 10.12 to the Company's S-4).*

 10.11            - Stock  Purchase  Agreement,  dated as of September 30, 1993, as amended as of April 5, 1994, and as further amended as of December 21, 1994, between the Company and S-C V-Tel
                    Investments, L.P. (incorporated herein by reference to Exhibit 10.13 to the Company's S-4).*

 10.12            - Stock  Purchase  Agreement,  dated  as  of  April  5,  1994,
                    between   the   Company   and   COMSAT   Investments,   Inc.
                    (incorporated  herein by reference  to Exhibit  10.14 to the
                    Company's S-4).*

 10.13            - Stock  Purchase  Agreement,  dated as of  December  3, 1993, between the Company and Herald L. Ritch (incorporated herein by reference to Exhibit 10.15 to the Company's S-1).

 10.14            - Stock  Purchase  Agreement,  dated as of  October  1,  1993, between the Company and Robert Conrads (incorporated herein by reference to Exhibit 10.16 to the Company's S-4).*

 10.15            - Stock  Purchase  Agreement,  dated as of  December  9, 1993, between the Company and Robert Conrads (incorporated herein by reference to Exhibit 10.17 to the Company's S-4).*

 10.16            - Shareholders'  Agreement,  dated as of April 5, 1994, and as amended as of November 22,  1994,  by and among the Company,
                    Martin   Varsavsky,   Juan  Manuel   Aisemberg   and  COMSAT
                    Investments,  Inc.  (incorporated  herein  by  reference  to
                    Exhibit 10.19 to the Company's S-4).*

 10.17            - Shareholders' Agreement,  dated as of September 30, 1993, as amended as of December 9, 1993 and as further amended as of April 5, 1994, November 22, 1994 and December 21, 1994, by and among the Company, Martin Varsavsky and S-C V-Tel
                    Investments, L.P. (incorporated herein by reference to Exhibit 10.21 to the Company's S-4).*

 10.18            - Purchase  Agreement,  dated as of December 8, 1994,  between the Company and ECI Telecom, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company's S-4).*

 10.19            - Carrier  Digital  Services  Agreement,  dated as of November
                    29,  1994,  between the Company and Norline  Communications,
                    Inc. (incorporated herein by reference to Exhibit 10.23 to the Company's Form S-4).*

 10.20            - Commercial  Lease  Agreement,  dated as of November 1, 1993, and Addendum, dated as of December 8, 1994, between the Company and 123rd Street Partnership in connection with the Company's premises located in Omaha, Nebraska (incorporated herein by reference to Exhibit 10.24 to the Company's Form
                    S-4).*

 10.21            - Asset  Purchase  Agreement,  dated as of  August  27,  1993, between the Company and Sitel Corporation (incorporated herein by reference to Exhibit 10.26 to the Company's S-4).*



 10.22            - Memorandum  of  Understanding,  dated as of August 4,  1994, between the Company and TMI USA, Inc. (incorporated herein by reference to Exhibit 10.27 to the Company's S-4).*

 10.23            - Settlement  Agreement,  dated as of August 4, 1994,  between the Company and TMI USA, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company's S-4).*

 10.24            - Release  and  Settlement  Agreement,  dated as of  August 1,
                    1994, between the Company and AT&T Corp. (incorporated herein by reference to Exhibit 10.29 to the Company's S-4).*

 10.25            - Termination  Agreement,  dated  August 4, 1995,  between the
                    Company and Telemedia International, Inc. (incorporated herein by reference to Exhibit 10.31 to the Company's S-4).*

 10.26            - Facilities  Management and Services  Agreement,  dated as of
                    August 4, 1995,  between  Viatel U.K.  Limited and Telemedia
                    International Ltd. (incorporated herein by reference to Exhibit 10.32 to the Company's S-4).*

 10.27            - Agreement  of Lease,  dated  August  7,  1995,  between  the
                    Company and Joseph P. Day Realty Corp. (incorporated herein by reference to Exhibit 10.33 to the Company's S-4).*

 10.28            - Severance  Agreement,  dated  July  30,  1996,  between  the
                    Company and Alan Levy (incorporated herein by reference to Exhibit 10.30 to the Company's S-1).*+

 10.29            - Employment   Agreement   between   the  Company  and  Martin
                    Varsavsky  (incorporated  herein  by  reference  to  Exhibit
                    10.31 to the Company's S-1).*+

 10.30            - Employment  Agreement  between  the  Company  and Michael J.
                    Mahoney (incorporated herein by reference to Exhibit 10.32 to the Company's S-1).**

 10.31            - Amended Flexible Stock Incentive Plan (incorporated herein by reference to Exhibit 10.33 to the Company's S-1).*+

 21.1             - Subsidiaries of the Company.

 23.1             - Consent of KPMG Peat Marwick LLP.

 23.2             - Consent of Edward Isaacs & Company LLP.

 24.1             - Power of Attorney (Appears on signature page).

 27.1             - Financial Data Schedule.

----------

   *  Incorporated herein by reference.

   +  Management contract or compensatory plan or arrangement.
