Form 10-K/A
period 1996-12-31
VIATEL INC
filed 1997-04-29
CIK 945771

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                FORM 10-K/A NO. 1

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 24, 1997 WAS APPROXIMATELY $85,339,595. AS OF APRIL 24, 1997, 22,609,213 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE.  NONE.

================================================================================

     The information required by Part III (Items 10, 11, 12 and 13) of the undersigned Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K ("Instruction G"). However, the definitive Proxy Statement will not have been filed within such period. Accordingly, pursuant to Instruction G, the Company hereby amends Items 10, 11, 12 and 13 of the Annual Report as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Company."

     MARTIN VARSAVSKY. Mr. Varsavsky, a founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since September 1996 and as Chief Executive Officer and director of the Company since February 1991. Mr. Varsavsky was also President of the Company from February 1991 through September 1996. In 1985, Mr. Varsavsky founded both Urban Capital Corporation,
a commercial real  estate  development   company,  and  Medicorp   Sciences,  a
biotechnology company which conducts AIDS research. Mr. Varsavsky does not currently hold an officer position with either Urban Capital Corporation or Medicorp Sciences. Mr. Varsavsky is related by marriage to Mr. Juan Manuel Aisemberg, a principal stockholder of the Company. Mr. Varsavsky is 37 years old.

     MICHAEL J. MAHONEY. Mr. Mahoney has served as President and Chief Operating Officer of the Company since September 1996 and as a director of the Company since 1995. Mr. Mahoney was also Executive Vice President, Operations and Technology of the Company from July 1994 to September 1996 and Managing Director, Intercontinental of the Company from January 1996 to September 1996. From August 1990 to June 1994, Mr. Mahoney was employed by SITEL Corporation, a teleservices company, most recently as President, Information Services Group. From August 1987 to August 1990, Mr. Mahoney was employed by URIX Corporation, a manufacturer of telecommunications hardware and software, in a variety of sales and marketing positions. Mr. Mahoney is 38 years old.

     ALLAN L. SHAW. Mr. Shaw has served as Vice President, Finance and Chief Financial Officer of the Company since January 1996 and Treasurer of the Company since September 1996. Mr. Shaw has served as a director of the Company since June 1996. Prior to becoming the Company's Vice President, Finance and Chief Financial Officer, Mr. Shaw served as Corporate Controller of the Company from November 1994 to December 1995. From August 1987 to November 1994, Mr. Shaw was employed by Deloitte & Touche LLP, most recently as a Manager. Mr. Shaw is a Certified Public Accountant and a member of the American Institute, United Kingdom Society and New York State Society of Certified Public Accountants. Mr. Shaw is 33 years old.

     W. JAMES PEET. Mr. Peet has served as a director of the Company since November 1995. He is Vice President of The Chatterjee Group, an affiliate of S-C V-Tel Investments, L.P. ("S-C V-Tel") a principal stockholder of the Company, and has been associated with The Chatterjee Group since August 1991. From June 1985 to July 1991, Mr. Peet was a management consultant employed by McKinsey & Company. Mr. Peet is 42 years old.

     PAUL G. PIZZANI. Mr. Pizzani has served as a director of the Company since April 1996. He is the Treasurer of COMSAT Corporation and has been associated with COMSAT Corporation in various capacities since November 1985, most recently as the Vice President of Finance and Business Planning of COMSAT International Ventures. COMSAT International, Inc. ("COMSAT"), an affiliate of COMSAT Corporation, is a principal stockholder of the Company. Mr. Pizzani is 37 years old.

     ANTONIO CARRO. Mr. Carro has served as a director of the Company since August 1996. He is the head of Corporate Projects of Banco Santander, where he has been employed since July 1995. From January 1994 to July 1995, Mr. Carro was a Managing Director of Airtel, a mobile telephone operator and from January 1985 to December 1993 was employed by McKinsey & Co. where he was co-leader of its European Telecommunications practice. Mr. Carro is 38 years old.

     The number of directors of the Company, as determined by the Board of Directors, is six. The Board of Directors of the Company consists of three classes: Class A, Class B and Class C. One of the three classes, comprising one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired or otherwise left office. In accordance with the Company's Amended and Restated Certificate of Incorporation, Class A directors are to be elected at the 1997 Annual Meeting of Stockholders, Class B directors are to be elected at the 1998 Annual Meeting of Stockholders and Class C directors are to be elected at the 1999 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1996, except for one late filing for each of Morten Steen-Jorgensen and Sheldon
M. Goldman.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "Named Executives"), with respect to the last three fiscal years.



                                                                ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                                       --------------------------------------    -------------------------
                                                                                    OTHER
                                                                                    ANNUAL       RESTRICTED     SECURITIES
                                                                                 COMPENSATION      STOCK        UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR      SALARY($)    BONUS($)        ($)(1)       AWARDS ($)     OPTIONS(#)
---------------------------                  ----      ---------    --------       --------      ----------     ----------

Martin Varsavsky,
   Chairman and Chief Executive Officer...   1996       $350,000      $200,000      $ 76,476             --             --
                                             1995        329,673       100,000        99,813             --             --
                                             1994        309,345       200,000            --             --             --

Michael J. Mahoney,
   President and Chief Operating Officer..   1996        166,458       183,129       102,825       $299,997(2)     253,333
                                             1995        123,000       117,607        52,715             --         23,333
                                             1994         59,538(3)     50,000            --             --         23,333

Allan L. Shaw(4),
   Vice President, Finance; Chief
   Financial Officer and Treasurer........   1996        108,333       115,000            --             --         43,333

Lawrence G. Malone(5),
   Vice President and Managing Director,
   Intercontinental.......................   1996         98,333        88,147            --             --         33,333

Sheldon M. Goldman(6),
   Vice President, Business and Legal
   Affairs................................   1996         86,354       100,000            --             --         20,000


-----------

(1) The amount reflected for Mr. Varsavsky (i) for 1996, includes $67,375 of housing allowance expense and $8,180 of tuition reimbursement for his children's schooling and (ii) for 1995, includes $35,880 of housing allowance expense and $47,500 of relocation expense reimbursement. The amount reflected for Mr. Mahoney (i) for 1996, represents $32,416 of tax equalization payments, $28,227 of relocation expense reimbursement associated with Mr. Mahoney's repatriation from London to New York and $9,263 of tax gross ups and (ii) for 1995, includes $23,834 of housing allowance expense.

(2) Calculated based on a value of $9.00 per share, the fair market value of the Common Stock on December 31, 1996.

(3)      Mr. Mahoney began his employment with the Company in July 1994.

(4) Mr. Shaw was not an executive officer of the Company during 1995 or 1994.

(5) Mr. Malone was not an executive officer of the Company during 1995 or 1994.

(6)      Mr. Goldman began his employment with the Company in March 1996.


STOCK OPTION GRANTS

     The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1996 to each of the Named Executives. No stock appreciation rights ("SARs") were granted during 1996.

                                               OPTION GRANTS IN 1996

                                                       INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE
                                     -------------------------------------------------------         AT ASSUMED ANNUAL
                                      NUMBER OF        PERCENT OF                                   RATES OF STOCK PRICE
                                      SECURITIES     TOTAL OPTIONS                                    APPRECIATION FOR
                                      UNDERLYING       GRANTED TO     EXERCISE                         OPTION TERM (3)
                                       OPTIONS        EMPLOYEES IN     PRICE       EXPIRATION     -------------------------
NAME                                 GRANTED (#)        1996 (1)     ($/SHARE)(2)     DATE             (5%)          (10%)
----                                 -----------     --------------  ------------  -----------    ----------     ----------

Martin Varsavsky..................              -              -           -            -                  -              -
Michael J. Mahoney................     133,000(4)(5)         16.2%      $ 5.85      01/01/06        $489,311     $1,240,011
                                       120,000(5)(6)         14.6        12.00      10/23/01         905,608      2,294,989
Allan L. Shaw ....................      43,333(5)(7)          5.3         5.85      01/01/06         159,424        404,011
Lawrence G. Malone................      33,333(5)(7)          4.1         5.85      01/01/06         122,633        310,777
Sheldon M. Goldman................      20,000(5)(8)          2.4         5.85      03/01/06          73,581        186,468


-----------

(1) The Company granted options to purchase a total of 822,265 shares of Common Stock during 1996.

(2) The exercise price was equal to the fair market value of the shares of Common Stock underlying the options on the grant date.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation
         (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation.
         Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(4) Options to purchase 77,296 shares of Common Stock were exercisable at December 31, 1996. The remaining 56,037 options will vest in 1997 and 1998 if certain objective criteria are met.

(5) In the event of certain Corporate Transactions (as defined herein), all unvested stock options become exercisable, unless assumed by the successor corporation or its parent company.

(6) Options vest and become exercisable as to 25% on October 23, 1997 and as to an additional 25% on each anniversary thereafter.

(7) Options vested and became exercisable as to 33.34% on January 1, 1997 and will vest and become exercisable as to an additional 33.33% on each anniversary thereafter.

(8) Options vested and become exercisable as to 33.34% on March 1, 1997 and will vest and become exercisable as to an additional 33.33% on each anniversary thereafter.


YEAR-END OPTION VALUES

     The following table sets forth information regarding the number and year end value of unexercised options held at December 31, 1996 by each of the Named Executives. No SARs were exercised by the Named Executives during fiscal 1996.

                                        FISCAL 1996 YEAR-END OPTION VALUES

                                                Number of Securities               VALUE OF UNEXERCISED
                                               Underlying Unexercised                 "IN-THE-MONEY"
                                                 Options at Fiscal                  OPTIONS AT FISCAL
                                                    Year-End (#)                       YEAR-END ($)
NAME                                         EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE (1)
----                                         -------------------------        -----------------------------

Martin Varsavsky..........................              0/0                               $0/$0
Michael J. Mahoney........................        113,591/186,408                    400,206/216,024
Allan L. Shaw.............................         23,704/32,962                      74,668/103,830
Lawrence G. Malone........................         18,055/25,278                      56,873/79,626
Sheldon M. Goldman........................            0/20,000                           0/62,997

------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $9.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December
         31, 1996 and the exercise price of the option, multiplied by the applicable number of options.


EMPLOYMENT AGREEMENTS

     The Company has executed employment agreements with each of Messrs. Varsavsky and Mahoney, which became effective on October 23, 1996, pursuant to which Mr. Varsavsky agreed to continue to serve as Chairman and Chief Executive Officer and Mr. Mahoney agreed to continue to serve as President and Chief Operating Officer of the Company until October 23, 1999 and October 30, 1999, respectively, unless earlier terminated in accordance with the terms of their respective employment agreement. The annual base salary under such agreements will be reviewed annually but cannot be less than $350,000 for Mr. Varsavsky and $200,000 for Mr. Mahoney (in each instance as adjusted for inflation). In addition, each employment agreement also provides for an annual cash bonus payment equal to the executive's base salary multiplied by a bonus multiple ranging from 0.6 to 1.9 determined based upon a comparison of actual versus projected EBITDA and revenue figures. Each employment agreement also provides that the respective executive will be entitled to receive annual grants of stock options or restricted stock in amounts to be determined by the Board of Directors in its sole and absolute discretion.

     Mr. Varsavsky's employment agreement also provides that upon certain terminations of employment (including certain terminations following a Change in Control, as defined therein), the Company will be obligated to pay Mr. Varsavsky an amount equal to the Severance Amount (as defined therein). Mr. Mahoney's employment agreement provides that following a Change in Control, the Company will be obligated to pay him an amount equal to the Severance Amount (as defined therein) if he chooses to terminate his employment. Each of Messrs. Varsavsky's and Mahoney's employment agreement also include a prohibition on the solicitation of employees and a non-competition covenant.

     In each of Messrs. Varsavsky's and Mahoney's employment agreements, "Change in Control" is defined to mean such time as (i) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act), becomes the ultimate "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act) of more than 50% of the total voting power of the then outstanding voting stock of the Company on a fully diluted basis or (ii) individuals who at the beginning of any period of two consecutive calendar years constituted the Board (together with any new directors whose election by the Board or whose nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the members of the Board then still in office who either were members of the Board at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the members of the Board then in office.


STOCK INCENTIVE PLAN

     The Company has adopted the 1993 Flexible Stock Incentive Plan (the "Stock Incentive Plan") under which "non-qualified" stock options ("NQSOs") to acquire shares of Common Stock may be granted to employees, directors and consultants of the Company and "incentive" stock options ("ISOs") to acquire shares of Common Stock may be granted to employees, including employee-directors. The Stock Incentive Plan also provides for the grant of SARs and shares of restricted stock to the Company's employees, directors and consultants.

     The Stock Incentive Plan provides for the issuance of up to a maximum of 1,833,333 shares of Common Stock and is currently administered by the Compensation Committee. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Code) unless the exercise price is at least 110.0% of the fair market value of the Common Stock and the term of the option may not exceed five years from the date of grant. Each option granted pursuant to the Stock Incentive Plan is evidenced by a written agreement executed by the Company and the grantee, which contains the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. Common Stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

     For options to quality as ISOs, the aggregate fair market value, determined on the date of grant, of the shares with respect to which the ISOs are exercisable for the first time by the grantee during any calendar year may not exceed $100,000. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Board of Directors, in whole or in part, (i) with shares of Common Stock, (ii) by irrevocable direction to an approved securities broker to sell shares and deliver all or a portion of the proceeds to the Company, (iii) by delivery of a promissory note with such provisions as the Board of Directors determines appropriate or (iv) in any combination of the foregoing. In addition, the Board of Directors, in its sole discretion, may authorize the surrender by an optionee of all or part of an unexercised stock option and authorize a payment in consideration thereof of an amount equal to the difference between the aggregate fair market value of the shares of Common Stock subject to such stock option and the aggregate option price per share of such Common Stock. In the Board of Directors' discretion, such payment may be made in cash, shares of Common Stock with a fair market value on the date of surrender equal to the payment amount or some combination thereof.

     The Stock Incentive Plan provides that outstanding options, restricted shares of Common Stock or SARs vest in their entirety and become exercisable, or with respect to restricted stock, are released from restrictions on transfer and repurchase rights, in the event of a "Corporate Transaction." For purposes of the Stock Incentive Plan, a Corporate Transaction includes any of the following stockholder-approved transactions to which the Company is a party: (i) a merger or consolidation in which the Company is not the surviving entity, other than a transaction the principal purpose of which is to change the state of the Company's incorporation, or a transaction in which the Company's stockholders immediately prior to such merger or consolidation hold (by virtue of securities received in exchange for their shares in the Company) securities of the surviving entity representing more than 50.0% of the total voting power of such entity immediately after such transaction; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company unless the Company's stockholders immediately prior to such sale, transfer or other disposition hold (by virtue of securities received in exchange for their shares in the Company) securities of the purchaser or other transferee representing more than 50.0% of the total voting power of such entity immediately after such transaction; or (iii) any reverse merger in which the Company is the surviving entity but in which the Company's stockholders immediately prior to such merger do not hold (by virtue of their shares in the Company held immediately prior to such transaction) securities of the Company representing more than 50.0% of the total voting power of the Company immediately after such transaction.

     The Company has filed with the Commission a Registration Statement on Form S-8 covering the shares of Common Stock underlying options granted under the Stock Incentive Plan.

COMPENSATION OF DIRECTORS

     Non-employee directors receive an annual fee of $12,000, a meeting fee of $1,000 for every board meeting attended and each committee meeting held separately and a $500 fee for each board meeting or committee meeting participated in by telephone. Directors who are also employees of the Company are not separately compensated for serving on the Board of Directors. All directors are reimbursed for out-of-pocket expenses. Under the Stock Incentive Plan, the Company may, from time to time and in the discretion of the Compensation Committee, grant options to directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors did not have a Compensation Committee prior to the establishment of one in January 1996. As a result, prior to such time the entire Board of Directors, including Messrs. Varsavsky and Mahoney, made all determinations concerning compensation of executive officers. The current members of the Compensation Committee are Messrs. Peet, Pizzani and Mahoney. Mr. Mahoney is the Company's President and Chief Operating Officer. None of the executive officers of the Company currently serves on the compensation committee of another entity or any other committee of the board of directors of another entity performing functions similar to the Compensation Committee. No interlocking relationships exist between the Company's Board of Directors or its Compensation Committee and the board of directors or compensation committee of any other company.

     SHAREHOLDERS AGREEMENTS. S-C V-Tel and Mr. Varsavsky are parties to a shareholders' agreement (the "S-C V-Tel Shareholders Agreement") which provides that, in certain instances, if Mr. Varsavsky and Mr. Aisemberg propose to sell 20.0% or more of the aggregate number of shares of Common Stock collectively owned by them, S-C V-Tel has the right to sell its shares of Common Stock in such a transaction on a pro rata basis with Messrs. Varsavsky and Aisemberg and certain of the Company's other stockholders, for the same consideration per share and on the same terms as Mr. Varsavsky.

     On April 5, 1994, Messrs. Varsavsky and Aisemberg and COMSAT entered into a shareholders' agreement (as subsequently amended, the "COMSAT Shareholders Agreement"). Pursuant to the terms of the COMSAT Shareholders Agreement, so long as COMSAT beneficially owns at least 10.0% (subject to certain adjustments) of the issued and outstanding shares of Common Stock on a fully diluted basis, COMSAT is entitled to representation on the Company's Board of Directors in proportion to its percentage ownership of Common Stock, subject to a minimum of one seat, and to designate one member of an Executive Committee of the Board of Directors, if any such committee is established. In addition, in certain instances, if Mr. Varsavsky proposes to sell 10.0% or more of the shares of Common Stock which he owns, COMSAT has the right to sell its shares of Common Stock in such a transaction on a pro rata basis with Mr. Varsavsky and certain of the Company's other stockholders, for the same consideration per share and on the same terms as Mr. Varsavsky.

     VOTING AGREEMENT. S-C V-Tel and COMSAT are parties to a voting agreement (the "Voting Agreement"), pursuant to which, at all times that either S-C V-Tel or COMSAT is entitled to nominate directors to the Company's Board of Directors, the other party is required to vote its respective shares of Common Stock in favor of the first party's nominees. The Voting Agreement remains in effect until the earlier of the dissolution of the Company or the date on which either S-C V-Tel or COMSAT no longer owns any shares of Common Stock. See "Item 13. Certain Relationships and Related Transactions -- S-C V-Tel Investments, L.P.," and "Item 13. Certain Relationships and Related Transactions -- COMSAT Investments, Inc." for a description of the registration rights held by each of S-C V-Tel and COMSAT.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 24, 1997, by (i) each person known to the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                             Amount and Nature     Percentage
                                               of Beneficial           of
Name And Address                               Ownership (1)         Class
----------------                               -------------         -----

Martin Varsavsky
Parque Empresarial Edificio 2,
c/o Beatriz De Bobadilla
14,5 Ofic. B
Madrid, Spain..............................          6,068,167          26.8%

COMSAT Investments, Inc.
6560 Rock Spring Drive
Bethesda, MD  20817(2).....................          2,140,539           9.5

S-C V-Tel Investments, L.P.
888 Seventh Avenue
New York, NY  10106........................          1,698,272           7.5

FMR Corp.
82 Devonshire Street
Boston, MA  02109..........................          1,978,900           8.8

Mellon Bank Corporation
One Mellon Bank Center
Pittsburgh, PA  15258......................          1,396,000           6.2

Michael J. Mahoney(3)......................            169,702            *

Allan L. Shaw(3)...........................             30,925            *

Lawrence G. Malone(3)......................             19,722            *

Sheldon M. Goldman(3)(4)...................             13,666            *

Antonio Carro..............................                  -            -

W. James Peet..............................                  -            -

Paul G. Pizzani............................                  -            -

All directors and executive
     officers as a group (11 persons)(5)...          6,333,441          28.0%


-----------

   * Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 24, 1997 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Does not include 6,694,240 shares of Common Stock which COMSAT may be deemed to beneficially own as a result of certain voting arrangements contained in the COMSAT Shareholders Agreement.

(3) Includes shares of Common Stock which the executive officers have the right to acquire through the exercise of options within 60 days of April 24, 1997, as follows: Michael J. Mahoney 121,369; Allan L. Shaw 25,925; Lawrence G. Malone 19,722; and Sheldon M. Goldman 6,666.

(4)      Includes 1,000 shares owned by Mr. Goldman's wife.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


S-C V-TEL INVESTMENTS, L.P.

     Pursuant to the terms of a stock purchase agreement, dated September 30, 1993 (as subsequently amended, the "S-C V-Tel Stock Purchase Agreement"), S-C V-Tel purchased 1,695,532 shares of Common Stock on October 1, 1993 and 2,739 shares of Common Stock on December 15, 1993 for an aggregate purchase price of $5 million (the "S-C V-Tel Shares"). The terms of the S-C V-Tel Stock Purchase Agreement provide that, among other things, beginning on April 16, 1997, S-C V-Tel has the right to demand registration under the Securities Act of 1933, as amended (the "Securities Act") of the S-C V-Tel Shares. Such demand right must be exercised for at least 30.0%, and no more than 70.0% of the S-C V-Tel Shares then owned by S-C V-Tel. No earlier than six months after the effective date of its first demand registration, S-C V-Tel may request a second demand registration for any remaining S-C V-Tel Shares. The expenses of such demand registrations, excluding any underwriter's commissions and discounts relating to the sale of the S-C V-Tel Shares, will be paid by the Company. In addition, if the Company proposes to register any of its securities under the Securities Act, S-C V-Tel has the right, on up to four occasions, to include in such registration a maximum of 33-1/3% of the S-C V-Tel Shares it then owns. The expenses of any such "piggy-back" registration, excluding any underwriter's commissions and discounts relating to the sale of the S-C V-Tel Shares and the fees and disbursements of S-C V-Tel's legal counsel, will be paid by the Company. S-C V-Tel is entitled to sell or transfer any of the S-C V-Tel Shares, without the consent of the Company, provided that the transferee is not in competition with, or does not otherwise have interests adverse to, the Company.

COMSAT INVESTMENTS, INC.

     Pursuant to the terms of a stock purchase agreement, dated April 5, 1994 (as subsequently amended, the "COMSAT Purchase Agreement"), COMSAT purchased 2,140,539 shares of Common Stock for a purchase price of $8.0 million (the "COMSAT Shares"). Pursuant to the terms of the COMSAT Purchase Agreement, COMSAT has been granted the same demand and piggyback registration rights as S-C V-Tel. The COMSAT Purchase Agreement further provides that COMSAT may not transfer any COMSAT Shares to any transferee without first offering such shares to the Company if, following such transfer, such transferee would own 20.0% or more of the then outstanding shares of Common Stock. In addition, COMSAT has agreed that it will not acquire more than 30.0% of the shares of Common Stock outstanding at any time except in certain circumstances relating to changes in the percentage of the outstanding Common Stock owned by Mr. Varsavsky. Prior to the sale of all or substantially all of the assets of the Company or the consolidation or merger of the Company with any person in which the Company is not the surviving entity, COMSAT has certain rights to invest in any joint venture proposed by the Company. See "Item 10. Executive Compensation -- Compensation Committee Interlocks and Insider Participation -- Shareholders Agreements" for a description of certain voting rights held by COMSAT.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and State of New York, on the 24th day of April, 1997.

                          VIATEL, INC.

                          By:  MARTIN VARSAVSKY*
                               -------------------------------------------------
                               Martin Varsavsky
                               Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of April, 1997.

           SIGNATURE                            TITLE(S)


       MARTIN VARSAVSKY*              Chairman of the Board and Chief
-------------------------------       Executive Officer (Principal Executive
       Martin Varsavsky               Officer)


       MICHAEL J. MAHONEY*            President, Chief Operating Officer
-------------------------------       and Director (Principal Executive
       Michael J. Mahoney             Officer)

       ALLAN S. SHAW*                 Vice President, Finance; Chief Financial
-------------------------------       Officer; Treasurer (Principal Financial
       Allan S. Shaw                  and Accounting Officer) and Director



       PAUL G. PIZZANI*               Director
-------------------------------
       Paul G. Pizzani

       W. JAMES PEET*                 Director
-------------------------------
       W. James Peet

       ANTONIO CARRO*                 Director
-------------------------------
       Antonio Carro


By:  /S/ SHELDON M. GOLDMAN
-------------------------------
       Sheldon M. Goldman
       Attorney-in-fact