Form 10-Q
period 1997-03-31
VIATEL INC
filed 1997-05-15
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

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

                                      10022
                                   (Zip Code)

                                 (212) 350-9200
              (Registrant's telephone number, including area code)

               --------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. /X/  Yes    /  /No

As of May 14, 1997, 22,614,613 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                     March 31,
                                                                                       1997            December 31,
                                     ASSETS                                         (Unaudited)            1996
                                                                                  ---------------    ----------------
Current assets:
     Cash and cash equivalents                                                      $ 32,389,040       $  75,796,102
     Marketable securities, current                                                   14,324,327           8,181,332
     Trade accounts receivable, less allowance for doubtful accounts
          of $676,000 and $602,000, respectively                                       8,565,714           8,542,305
     Other receivables                                                                 4,480,601           4,633,571
     Prepaid expenses                                                                  1,392,435             789,307
                                                                                  ---------------    ----------------
                    Total current assets                                              61,152,117          97,942,617
                                                                                  ---------------    ----------------

Marketable securities, non-current                                                    32,264,396           9,004,075
Property and equipment, less accumulated depreciation of $7,576,000 and
     $6,724,000, respectively                                                         24,480,056          21,074,417
Deferred financing and registration fees, less accumulated amortization of
     $837,000 and $742,000, respectively                                               2,952,309           3,046,897
Intangible assets, less accumulated amortization of $1,867,000 and
     $1,639,000, respectively                                                          2,026,071           1,973,910
Other assets                                                                           1,785,959           1,622,534
                                                                                  ---------------    ----------------
                                                                                    $124,660,908        $134,664,450
                                                                                  ===============    ================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued telecommunications costs                                               $ 10,133,359       $  11,915,671
     Accounts payable and other accrued expenses                                       5,252,208           5,916,223
     Commissions payable                                                                 362,214             349,646
     Current installments of obligations under capital leases                            258,409              96,064
                                                                                  ---------------    ----------------
                    Total current liabilities                                         16,006,190          18,277,604
                                                                                  ---------------    ----------------
Long-term liabilities:
     Senior discount notes, less discount of $40,047,557 and $42,945,967,
        respectively                                                                  80,652,443          77,754,033
     Obligations under capital leases, excluding current installments                    718,162             149,983
                                                                                  ---------------    ----------------
                    Total long-term liabilities                                       81,370,605          77,904,016
                                                                                  ---------------    ----------------
Commitments and contingencies
Stockholders' equity:
     Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
        outstanding 22,609,213 and 22,513,226 shares, respectively                       226,092             225,132
     Additional paid-in capital                                                      125,588,282         125,236,410
     Unearned compensation                                                              (113,820)           (130,080)
     Cumulative translation adjustment                                                (3,027,907)           (862,458)
     Accumulated deficit                                                             (95,388,534)        (85,986,174)
                                                                                  ---------------    ----------------
                    Total stockholders' equity                                        27,284,113          38,482,830
                                                                                  ---------------    ----------------
                                                                                    $124,660,908        $134,664,450
                                                                                  ===============    ================


          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                          1997          1996
                                                     -----------    -----------

Telecommunications revenue                           $14,552,334    $10,590,270
                                                     -----------    -----------

Operating Expenses:
    Cost of telecommunications services               12,079,084      8,999,249

    Selling, general and
    administrative expenses                            8,723,000      7,530,314
    Depreciation and amortization                      1,262,162      1,087,677
                                                     -----------    -----------
      Total operating expenses                        22,064,246     17,617,240
                                                     -----------    -----------

Other income (expenses):
    Interest income                                   1,118,818         470,644
    Interest expense                                 (3,009,266)     (2,569,196)
    Share in loss of affiliate                              -            (1,302)
                                                     -----------    -----------
      Net loss                                       $(9,402,360)   $(9,126,824)
                                                     ===========    ===========

      Net loss per common share                      $     (0.42)   $     (0.67)
                                                     ===========    ===========
      Weighted average common shares outstanding      22,591,745     13,707,647
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         For the Three Months Ended
                                                                   March 31,
                                                        -----------------------------
                                                             1997            1996
                                                        -------------   -------------
Cash flows from operating activities:
    Net loss                                            $ (9,402,360)   $ (9,126,824)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        1,262,162       1,087,677
      Interest expense on senior discount notes            2,992,999       2,568,623
      Accrued interest income on marketable securities      (455,212)        (64,734)
      Provision for losses on accounts receivable            503,993         373,037
      Share in loss of affiliate                                -              1,302
      Earned compensation                                     16,260           9,750
    Changes in assets and liabilities:
      Increase in accounts receivable                       (510,106)     (1,098,590)
      Increase in prepaid expenses and other receivables    (780,467)       (223,734)
      Increase in other assets and intangible assets        (290,886)       (144,032)
      Decrease in accrued telecommunication costs,
        accounts payable, other accrued expenses
        and commissions payable                           (3,886,064)     (1,564,796)
                                                         -----------    ------------
              Net cash used in operating activities      (10,549,681)     (8,182,321)
                                                        ------------    ------------

Cash flows from investing activities:
    Purchase of property, equipment and software          (3,721,743)     (3,227,251)
    Purchase of marketable securities                   (118,541,950)     (5,276,748)
    Proceeds from maturity of marketable securities       89,360,201      10,086,464
    Issuance of notes receivable                                -           (323,227)
    Investment in affiliate                                     -            (87,412)
                                                        ------------    ------------
              Net cash (used in) provided by
                investing activities                     (32,903,492)      1,171,826
                                                        ------------    ------------

Cash flows from financing activities:
    Payments under capital leases                           (292,475)           -
    Proceeds from issuance of Common Stock                   352,832            -
                                                        ------------    ------------
              Net cash provided by financing
                activities                                    60,357            -
                                                        ------------    ------------

Effects of exchange rates on cash                            (14,246)        (19,018)
                                                        ------------    ------------
Net decrease in cash and cash equivalents                (43,407,062)     (7,029,513)
Cash and cash equivalents at beginning of period          75,796,102       8,934,914
                                                        ------------    ------------
Cash and cash equivalents at end of period              $ 32,389,040    $  1,905,401
                                                        ============    ============

Supplemental disclosures of cash flow information:

    Interest paid                                       $     16,267    $       -
                                                        ============    ============

    Equipment acquired under capital lease
      obligations                                       $  1,023,000    $       -
                                                        ============    ============




         See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              (Information as of March 31, 1997 and for the periods
                   ended March 31, 1997 and 1996 is unaudited)

(1)  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by Viatel, Inc. and Subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated results of financial position, operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the full year. Certain reclassifications have been made to the previous year's financial statements to conform to the current years presentation.

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which supersedes APB Opinion No. 15, "Earnings Per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than if measured under APB No. 15.

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

     The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as held to maturity as of March 31, 1997.

     The following is a summary of the fair value of securities available for sale at March 31, 1997:


             U.S. Treasury obligations                $ 13,842,188
             Federal agencies obligations               32,746,535
                                                    --------------
                        Total                         $ 46,588,723
                                                    ==============

     Unrealized gains or losses on securities classified as available for sale are not material at March 31, 1997.

     The fair value of debt securities available for sale at March 31, 1997 by contractual maturity are shown below:

            Due within one year                      $ 14,324,327
            Due after one through two years            32,264,396
                                                   --------------
                      Total                          $ 46,588,723
                                                   ==============

     Expected  maturities  will  differ  from  contractual   maturities  because
     borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.


(3)  Stock Incentive Plan

     Stock option activity for the three months ended March 31, 1997 under the Amended Stock Incentive Plan (the "Stock Incentive Plan") is shown below:

                                                  Weighted
                                                   Average
                                                  Exercise     Number of
                                                   Prices       Shares
                                                  --------     ---------
         Outstanding at January 1, 1997            $ 5.42       969,836
         Granted                                      -            -
         Forfeited                                   5.85       (19,110)
         Expired                                     3.38        (3,865)
         Exercised                                   3.68       (95,987)
                                                     ----      --------
         Outstanding at March 31, 1997              $5.61       850,874
                                                     ====      ========

     As of March 31, 1997, 348,108 options were exercisable under the Stock Incentive Plan.

(4)  Regulatory Matters

     The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.


(5)  Subsequent Event

     In connection with the Company's transition to direct sales representatives in Europe, the Company's former independent sales representative in Madrid (the "Spanish Representative") commenced an arbitration proceeding before the American Arbitration Association in New York claiming a breach of contract by the Company and certain other claims and seeking $5.8 million in damages. On May 2, 1997, the Company settled this matter for approximately $0.7 million and the exchange of mutual releases. This settlement will be charged to selling, general and administrative expenses during the quarter ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

Since its inception in 1991, the Company has invested heavily in developing its ability to provide international telecommunications services within Western Europe and other deregulating markets and in developing and expanding its market presence including, more recently, entering into the national long distance telecommunications markets in certain European Union ("EU") member states. The Company has made substantial investments in software and back office operations, an administrative infrastructure and a direct sales organization in Western Europe. Furthermore, the Company has created an extensive commercial telecommunications network for voice and voice band data in Europe which the Company believes is necessary to render effectively the services it currently offers and intends to offer after the liberalization of regulations relating to Voice Telephony, defined as the commercial provision for the public of the direct transport and switching of speech in real-time between public switched network termination points, enabling any user to use equipment connected to such a network termination point in order to communicate with another termination point. Consequently, the Company has incurred a high level of expense in connection with its continued expansion which has resulted in substantial net losses since its inception. The Company expects to incur substantial net losses and negative cash flow until at least the years, 2001 and 2000, respectively.

The Company operates a digital, switch-based telecommunications network with eighteen locations within Western Europe including a central switching center in London (England), switches in Amsterdam (Netherlands), Antwerp (Belgium),
Barcelona (Spain), Brussels (Belgium), Frankfurt (Germany), Madrid (Spain), Milan (Italy), Paris (France) and Rome (Italy) and additional points of presence ("POPs") in Bilbao (Spain), Gerona (Spain), Kortrijk (Belgium), Majorca (Spain), Rotterdam (Netherlands), Tarragona (Spain), Utrecht (Netherlands) and Ghent (Belgium) connected by leased, digital fiber optic transmission facilities (the "European Network"). In addition, the Company operates a switching center in Omaha, Nebraska, which is connected to the central switching center in London by leased, digital fiber optic transmission facilities (together with the European Network, the "Viatel Network"). The Company believes that the European Network allows the Company effectively to render its services currently and will offer it a competitive advantage after the European Union's liberalization of voice telephony, now scheduled in most EU member states for January 1, 1998.

In the first quarter of 1997, the Company installed a switch in Antwerp and purchased interests in fiber optic cable systems in a transatlantic digital fiber optic cable originating in the United States and the United Kingdom for transmission of traffic between the United States and Europe. The Company also intends to acquire an interest in cross-channel digital fiber optic cable originating in the United Kingdom. The Company is currently upgrading its switch in London and its POP in New York to international gateway switches and anticipates that these improvements will be completed during the second and third quarters of 1997, respectively. By combining the Company's international gateways in New York and London with its transatlantic fiber cable capacity, the Company expects that it will be able to provide customers with faster call set-up and improved quality.

During the second quarter of 1997, the Company (i) received an international facilities license for the United Kingdom and an Article 23 license for the Netherlands to offer telecommunications services, including unrestricted switched-voice calling, in these countries (effective immediately and July 1, 1997, respectively) and (ii) signed interconnection agreements with Infostrada (with 32 POPs) and ECN (with 28 POPs), leading alternative telecommunications service providers in Italy and Germany, respectively. These agreements significantly extend the Company's network reach in Italy and Germany and allow the customers to originate and terminate calls across the Viatel Network in all cities served by Infostrada and ECN.

During the first three months of 1997, the Company experienced growth of approximately 37.4% in telecommunications revenue and a 200 basis point improvement in gross margin as compared to the corresponding period in 1996. While the Company experienced an EBITDA loss of approximately $6.2 million during the first three months of 1997, as compared to an EBITDA loss of approximately $5.9 million during the first three months of 1996, as a percentage of revenue the EBITDA loss decreased by approximately 23.5% to 42.9% from 56.1%. The growth in telecommunications revenue and EBITDA loss are the result of the ongoing investment in operating infrastructure related to expanding the Company's presence in its targeted geographic markets in Western Europe and expanding its ability to offer its services.

During the first quarter of 1997, as compared to the fourth quarter of 1996, certain trends were evident including (i) a 3.2% decrease in telecommunications revenue to $14.6 million from $15.0 million, (ii) a 15.0% increase in billable minutes to 23.5 million billable minutes from 20.5 million billable minutes,
(iii) a decrease in gross margins to 17.0% from 17.9%, (iv) an increase in selling, general and administrative expenses, as a percentage of revenue, to 59.9% from 52.2%, (v) an increase in EBITDA loss, as a percentage of revenue, to 42.9% from 34.3% and (vi) a decrease in average revenue per minute and average cost per minute. First quarter financial results were adversely affected by a number of factors including foreign currency fluctuations, seasonality, extreme weather conditions in certain Western European countries and competitive price pressure in certain markets. See "-- Results of Operations."

RESULTS OF OPERATIONS

The following table summarizes the breakdown of the Company's results of operations as a percentage of revenue:

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                        1997              1996
                                                      --------          --------
Telecommunications revenue                             100.0%            100.0%
Cost of telecommunications services                     83.0%             85.0%
Selling, general and administrative expenses            59.9%             71.1%
Depreciation and amortization                            8.7%             10.3%
EBITDA loss (1)                                         42.9%             56.1%

-----------------------
(1) As used herein "EBITDA" consists of earnings before interest (net), income taxes and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or as an alternative to cash flow as a measure of liquidity.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 37.4% to $14.6 million for the three months ended March 31, 1997 from $10.6 million for the three months ended March 31, 1996. Telecommunications revenue growth for the three month period ended March 31, 1997 was generated primarily from increased traffic volume on the European Network, growth in the Company's carrier business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim. First quarter 1997 telecommunications revenue was suppressed by a number of factors including foreign currency fluctuations, seasonality, extreme weather conditions in certain Western European countries and competitive price pressure in certain markets.

Billable minutes increased by 116.5% during the three months ended March 31, 1997 to 23.5 million billable minutes from 10.9 million billable minutes during the first quarter of 1996. This increase was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 34.7% to $.62 in the three-month period ended March 31, 1997 from $.95 in the three-month period ended March 31, 1996, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain incumbent telecommunications operators ("ITOs") and other carriers in Western Europe and Latin America, (iv) changes in customer access methods and (v) foreign currency fluctuations. See "-- Cost of Telecommunications Services."

Telecommunications revenue per billable minute from the sale of services to retail customers decreased to $.83 in the three months ended March 31, 1997 from $1.17 in the corresponding period in 1996. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers decreased to $.27 in the three months ended March 31, 1997 from $.42 in the corresponding period in 1996. The number of customers billed rose 78.0% to 20,224 at March 31, 1997 from 11,363 at March 31, 1996.

Western Europe continues to be an important market for the Company. During the three months ended March 31, 1997, approximately 41.9% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 43.5% of the Company's telecommunications revenue during the corresponding period in 1996. In contrast, despite an increase of approximately 24.7% over the corresponding period in 1996, telecommunications revenue from Latin America represented approximately 26.9% of the Company's telecommunications revenue during the three months ended March 31, 1997 as compared to approximately 30.2% of the Company's telecommunications revenue during the three months ended March 31, 1996.

The Company has significantly increased its carrier business through which it sells switched minutes to carriers and other resellers at discounted rates. While the carrier business has lower average gross margins than the Company's retail business, the telecommunications revenue generated from the carrier business partially offsets the fixed costs associated with the Viatel Network. The carrier business represented approximately 16.6% of total telecommunications revenue and approximately 37.6% of billable minutes for the three months ended March 31, 1997 as compared to approximately 12.6% of total telecommunications revenue and approximately 29.0% of billable minutes, for the three months ended March 31, 1996. While this increase in telecommunications revenue represents an increase of approximately 84.5% over the corresponding period in 1996, the Company does not expect telecommunications revenue generated by its carrier business to continue to grow at this rate.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $12.1 million for the three months ended March 31, 1997 from $9.0 million for the three months ended March 31, 1996 and, as a percentage of revenue, decreased to approximately 83.0% from approximately 85.0% for the three months ended March 31, 1997 and 1996, respectively. The corresponding increase of approximately 55.5% in gross margins to $2.5 million for the three months ended March 31, 1997 from $1.6 million for the comparable period in 1996 was primarily due to changes in overall service mix and increased utilization of the European Network. The Company's average cost per billable minute decreased to $.51 during the three months ended March 31, 1997 from $.78 during the three months ended March 31, 1996, a 34.6% decrease. This decrease, which offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased traffic being routed through the European Network,
(ii) an increase in switched minutes generated by the Company's carrier business and (iii) changes in customer access methods. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

Gross margins for the three months ended March 31, 1997 were negatively impacted by increases in certain costs related to the expansion of the Company's transmission capacity. These costs are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network increases. The Company increased its private line circuit ("PLC") capacity, as a result of which the costs associated with the European Network increased to approximately $1.5 million for the three months ended March 31, 1997
(approximately 10.1% of telecommunications revenue) from approximately $0.8 million for the three months ended March 31, 1996 (approximately 8.0% of telecommunications revenue). PLCs, which represent a significant portion of the Company's fixed costs, were not fully utilized in the three months ended March 31, 1997. The Company believes that its use of PLCs for routing of minutes over the European Network will continue to increase, and such increase should positively impact the Company's overall gross margins, as a percentage of telecommunications revenue, as more minutes are routed in the European Network. This benefit, however, is primarily limited to calls originating or terminating in a city where the Company has a switch or a POP because otherwise the Company transports the call over the public switched telephone network at higher transmission costs and reduced margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.7 million in the three months ended March 31, 1997 from $7.5 million in the three months ended March 31, 1996 and, as a percentage of revenue, decreased to approximately 59.9% in the first quarter of 1997 from approximately 71.1% in the first quarter of 1996. Much of these expenses are attributable to overhead cost associated with the Company's headquarters, back office and network operations as well as maintaining a physical presence in sixteen different jurisdictions. The increase in these expenses is attributable to indirect expenses associated with expansion of the Viatel Network and selling costs associated with entering new markets. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 52.7% and 50.4% for the three months ended March 31, 1997 and 1996, respectively.

EBITDA LOSS. EBITDA loss increased to $6.2 million for the three months ended March 31, 1997 from $5.9 million for the three months ended March 31, 1996. The increase in EBITDA loss is primarily the result of the Company's continued investment in its infrastructure and physical presence within various geographic markets in Western Europe. However, as a percentage of revenue, EBITDA loss decreased to approximately 42.9% in the first quarter of 1997 from approximately 56.1% in the first quarter of 1996. The EBITDA loss is generally attributable to the significant investment currently required for the purpose of expanding the Company's geographic presence and its ability to offer its services.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $1.3 million in the first quarter of 1997 from approximately $1.1 million in the first quarter of 1996. The increase was due primarily to the depreciation of equipment and fiber optic cable systems placed in service during first three months of 1997.

INTEREST. Interest expense increased to approximately $3.0 million in the three months ended March 31, 1997 from approximately $2.6 million in the three months ended March 31, 1996 due to the accretion of non-cash interest on the Company's 15% Senior Discount Notes due January 15, 2005 (the "Notes"). No interest is payable on the Notes until July 15, 2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. Interest income increased to approximately $1.1 million in the three months ended March 31, 1997 from approximately $0.5 million for the three months ended March 31, 1996 primarily as a result of the investment of the net proceeds from Company's initial public offering which occurred in October 1996 (the "IPO").

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating losses for the next several years. Through March 31, 1997, the Company had incurred $95.4 million in aggregate losses from operating activities. As of March 31, 1997, the Company had $79.0 million of cash, cash equivalents and other liquid investments. The Company believes that, based on its current forecasts, it should be able to fund its capital requirements at least until the year 1999 even though EBITDA and cash flow from operations will continue to be negative until at least the year 2000.

CAPITAL EXPENDITURES AND WORKING CAPITAL. The development of the Company's business has required substantial capital expenditures and working capital. The Company will incur substantial capital expenditures significantly in excess of historical levels to upgrade and expand the Viatel Network generally, and the European Network specifically, as well as to develop and expand new and existing services. During the three months ended March 31, 1997, the Company had capital expenditures of approximately $3.7 million. Historically, the Company has funded its capital expenditures through equity and debt issuances and vendor financings. As of March 31, 1997, the Company had entered into purchase commitments for network upgrades and other items aggregating approximately $12.9 million. Additionally, the Company anticipates making additional capital expenditures aggregating approximately $4.7 million during the remainder of 1997.

AVERAGE MONTHLY CASH REQUIREMENTS. During the three months ended March 31, 1997, the Company's average current monthly cash requirements were approximately $2.1 million, including approximately $1.0 million relating to minimum commitments under carrier contracts. This average excludes approximately (i) $3.7 million for capital expenditures for the purchase of equipment, software and the continued development of the European Network, (ii) $2.0 million for other non-recurring items including registration costs for the IPO, long term maintenance contracts and deferred bonus payments and (iii) $2.1 million of payments to vendors in connection with certain accrued telecommunication costs in anticipation of obtaining favorable pricing on a prospective basis.

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

FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in local currency in countries where the local currency is relatively stable, while many of its obligations, including the Notes and a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the three months ended March 31, 1997, approximately 41.8% of the Company's telecommunications revenue was billed in currencies other than the U.S. Dollar. Furthermore, substantially all of the costs of acquisition and upgrade of the Company's switches have been, and will continue to be, U.S. Dollar denominated transactions.

With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of March 31, 1997 and its results of operations for the three months ended March 31, 1997 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

FORWARD LOOKING STATEMENTS

Certain statements contained herein which express "belief," "anticipation," "expectation," or "intention" or any other projection, including statements concerning the design, configuration, feature and performance of the Company's network and related services, the development and expansion of the Company's business, the markets in which the Company's services are or will be offered, capital expenditures and regulatory reform, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results," of the Company's Annual Report on Form 10-K for fiscal 1996.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

         See Note 5 to the Company's Consolidated Financial Statements.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)   Exhibits.
                   ---------

                   27. Financial Data Schedule

             (b)   Reports on Form 8-K.
                   --------------------

                   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VIATEL, INC.



                             By:     /s/ Michael J. Mahoney
                                     -------------------------------------------
                                     Michael J. Mahoney
                                     President and Chief Operating
                                     Officer


                             By:     /s/  Allan L. Shaw
                                     -------------------------------------------
                                     Allan L. Shaw
                                     Vice President, Finance, Treasurer and
                                     Chief Financial Officer

Date:  May 14, 1997

                                  EXHIBIT INDEX


                                                                   Sequentially
No.                    Description                                 Numbered Page
---                    -----------                                 -------------

27.                    Financial Data Schedule