Form 10-Q
period 1997-06-30
VIATEL INC
filed 1997-08-14
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from __________________ to ____________________


                        Commission File Number: 000-21261

                                  VIATEL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3787366
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ]  Yes      [   ]  No

As of August 13, 1997, 22,630,699 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                     June 30,
                                                                                       1997            December 31,
                                     ASSETS                                         (Unaudited)            1996
                                                                                  ---------------    ----------------
Current assets:
     Cash and cash equivalents                                                    $   17,514,480     $    75,796,102
     Marketable securities, current                                                   13,487,379           8,181,332
     Trade accounts receivable, less allowance for doubtful accounts of
     $745,000 and $602,000, respectively                                               9,985,795           8,542,305
     Other receivables                                                                 4,826,447           4,633,571
     Prepaid expenses                                                                  1,202,791             789,307
                                                                                  ---------------    ----------------
                    Total current assets                                              47,016,892          97,942,617
                                                                                  ---------------    ----------------

Marketable securities, non-current                                                    33,839,370           9,004,075
Property and equipment, less accumulated depreciation of $8,657,000 and
     $6,724,000, respectively                                                         33,692,221          21,074,417
Deferred financing and registration fees, less accumulated amortization of
     $932,000 and $742,000, respectively                                               2,857,717           3,046,897
Intangible assets, less accumulated amortization of $2,124,000 and
     $1,639,000, respectively                                                          1,829,740           1,973,910
Other assets                                                                           1,799,330           1,622,534
                                                                                  ---------------    ----------------
                                                                                  $  121,035,270     $   134,664,450
                                                                                  ===============    ================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued telecommunications costs                                             $   11,071,739     $    11,915,671
     Accounts payable and other accrued expenses                                       9,696,803           5,916,223
     Commissions payable                                                                 331,154             349,646
     Current installments of obligations under capital leases                            273,469              96,064
                                                                                  ---------------    ----------------
                    Total current liabilities                                         21,373,165          18,277,604
                                                                                  ---------------    ----------------
Long-term liabilities:
     Senior discount notes, less discount of $37,115,150 and $42,945,967,
        respectively                                                                  83,584,850          77,754,033
     Obligations under capital leases, excluding current installments                    706,331             149,983
                                                                                  ---------------    ----------------
                    Total long-term liabilities                                       84,291,181          77,904,016
                                                                                  ---------------    ----------------
Commitments and contingencies
Stockholders' equity:
     Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
        outstanding 22,630,699 and 22,513,226 shares, respectively                       226,307             225,132
     Additional paid-in capital                                                      125,635,278         125,236,410
     Unearned compensation                                                               (97,560)           (130,080)
     Cumulative translation adjustment                                                (4,733,534)           (862,458)
     Accumulated deficit                                                            (105,659,567)        (85,986,174)
                                                                                  ---------------    ----------------
                    Total stockholders' equity                                        15,370,924          38,482,830
                                                                                  ---------------    ----------------
                                                                                  $  121,035,270     $   134,664,450
                                                                                  ===============    ================

                                 See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months Ended             For the Six Months Ended
                                                         June 30,                              June 30,
                                             ----------------------------------   ------------------------------------
                                                  1997               1996               1997                1996
                                             ----------------   ---------------   ------------------   ---------------

Telecommunications revenue                   $    18,448,295    $   11,691,959    $      33,000,629    $   22,282,229
                                             ----------------   ---------------   ------------------   ---------------

Operating Expenses:
     Cost of telecommunications services          15,690,745         9,578,517           27,769,829        18,577,766
     Selling, general and administrative
          expenses                                 9,644,560        10,130,367           18,367,560        17,660,681
     Depreciation and amortization                 1,458,440         1,144,146            2,720,602         2,231,823
                                             ----------------   ---------------   ------------------   ---------------
        Total operating expenses                  26,793,745        20,853,030           48,857,991        38,470,270
                                             ----------------   ---------------   ------------------   ---------------

Other income (expenses):
     Interest income                               1,052,629           268,808            2,171,447           739,452
     Interest expense                             (2,978,212)       (2,601,556)          (5,987,478)       (5,170,752)
     Share in loss of affiliate                          -              (3,639)                 -              (4,941)
                                             ----------------   ---------------   ------------------   ---------------
        Net loss                             $   (10,271,033)   $  (11,497,458)   $     (19,673,393)   $  (20,624,282)
                                             ================   ===============   ==================   ===============

        Net loss per common share            $        (0.45)    $       (0.84)    $          (0.87)    $       (1.50)
                                             ================   ===============   ==================   ===============
        Weighted average common
           shares outstanding                     22,618,728        13,707,647           22,605,290        13,707,647
                                             ================   ===============   ==================   ===============


                            See  accompanying notes to consolidated financial statements.


                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                       For the Six Months Ended
                                                                                              June 30,
                                                                                  -----------------------------------
                                                                                       1997                1996
                                                                                  ---------------    ----------------
Cash flows from operating activities:
     Net loss                                                                     $  (19,673,393)    $   (20,624,282)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                  2,720,602           2,231,823
        Interest expense on senior discount notes                                      6,019,997           5,169,138
        Accrued interest income on marketable securities                              (1,167,026)           (219,899)
        Provision for losses on accounts receivable                                    1,042,505           1,044,308
        Earned compensation                                                               32,520             305,400
Changes in assets and liabilities:
        Increase in accounts receivable                                              (2,393,558)         (3,048,211)
        (Increase) decrease in prepaid expenses and other receivables                  (540,580)             673,756
        Increase in other assets and intangible assets                                 (322,048)           (464,694)
        Increase (decrease) in accrued telecommunication costs, accounts
             payable, other accrued expenses and commissions payable                   1,880,095         (1,575,588)
                                                                                  ---------------    ----------------
                    Net cash used in operating activities                           (12,400,886)        (16,508,249)
                                                                                  ---------------    ----------------


Cash flows from investing activities:
     Purchase of property, equipment and software                                   (15,870,021)         (4,660,158)
     Purchase of marketable securities                                              (38,016,237)        (13,774,332)
     Proceeds from maturity of marketable securities                                  8,028,667          34,159,209
     Issuance of notes receivable                                                            -             (323,227)
     Investment in affiliate                                                                 -              (93,953)
                                                                                  ---------------    ----------------
                    Net cash (used in) provided by investing activities             (45,857,591)         15,307,539
                                                                                  ---------------    ----------------

Cash flows from financing activities:
     Payments under capital leases                                                     (388,247)                -
     Proceeds from issuance of Common Stock                                             400,043                 -
                                                                                  ---------------    ----------------
                    Net cash provided by financing activities                            11,796                 -
                                                                                  ---------------    ----------------

Effects of exchange rates on cash                                                       (34,941)            (20,673)
                                                                                  ---------------    ----------------
Net decrease in cash and cash equivalents                                           (58,281,622)         (1,221,383)
Cash and cash equivalents at beginning of period                                     75,796,102           8,934,914
                                                                                  ---------------    ----------------
Cash and cash equivalents at end of period                                        $  17,514,480      $    7,713,531
                                                                                  ===============    ================

Supplemental disclosures of cash flow information:

     Interest paid                                                                $      32,519      $          -
                                                                                  ===============    ================

     Equipment acquired under capital lease obligations                           $   1,122,000      $          -
                                                                                  ===============    ================

                             See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              (Information as of June 30, 1997 and for the periods
                   ended June 30, 1997 and 1996 is unaudited)

(1)   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by Viatel, Inc. and Subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated results of financial position, operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three and six months ended June 30, 1997 may not be indicative of the results that may be expected for the full year. Certain reclassifications have been made to the previous year's financial statements to conform to the current year's presentation.

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

      Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect comprehensive income to be materially different from net income reported under existing generally accepted accounting principles. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1998.

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

      The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as held to maturity as of June 30, 1997.

      The following is a summary of the fair value of securities available for sale at June 30, 1997:

        U.S. Treasury obligations                 $10,886,832
        Federal agencies obligations                8,610,594
        Corporate debt securities                  27,829,323
                                                --------------
                        Total                     $47,326,749
                                                ==============

      Unrealized gains or losses on securities classified as available for sale are not material at June 30, 1997.

      The fair value of debt securities available for sale at June 30, 1997 by contractual maturity are shown below:

      Due within one year                        $13,487,379
      Due after one through two years             11,731,305
      Due after two years                         22,108,065
                                               --------------
                        Total                    $47,326,749
                                               ==============

      Actual  maturities  will  differ  from  contractual   maturities   because
      borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(3)   STOCK INCENTIVE PLAN

      Stock option activity for the six months ended June 30, 1997 under the Amended Stock Incentive Plan (the "Stock Incentive Plan") is shown below:

                                                 WEIGHTED
                                                  AVERAGE
                                                 EXERCISE          NUMBER OF
                                                  PRICES             SHARES
                                                 --------          ---------
           Outstanding at January 1, 1997          $5.42             969,836
           Granted                                  9.00             361,861
           Forfeited                                5.85             (94,665)
           Expired                                  3.38              (3,865)
           Exercised                                3.41            (117,473)
                                                   -----           ---------
           Outstanding at June 30, 1997            $6.76           1,115,694
                                                   =====           =========

      As of June 30, 1997, 335,059 options were exercisable under the Stock Incentive Plan.

(4)   REGULATORY MATTERS

      The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any single country would not have a material adverse long-term effect on its business.

(5)   LEGAL PROCEEDINGS

      In   connection   with  the   Company's   transition   to   direct   sales
      representatives in Europe, the Company's former independent sales representative in Madrid (the "Spanish Representative") commenced an arbitration proceeding before the American Arbitration Association in New York claiming a breach of contract by the Company and seeking $5.8 million in damages. In May 1997, the Company settled this matter for an aggregate cost, including the Company's legal fees, of approximately $0.8 million and exchanged mutual releases (the "Spanish Representative Settlement"). This settlement was charged to selling, general and administrative expenses during the quarter ended June 30, 1997.

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

The Company operates a digital, switch-based telecommunications network with twenty-one locations within Western Europe including a central switching center in London (England), switches in Amsterdam (Netherlands), Antwerp (Belgium), Barcelona (Spain), Brussels (Belgium), Frankfurt (Germany), Madrid (Spain), Milan (Italy), Paris (France) and Rome (Italy) and additional points of presence ("POPs") as follows: Bilbao, Gerona, Majorca, Tarragona and Valencia in Spain; Ghent, Kortrijk and Leuven in Belgium and Rotterdam, The Hague and Utrecht in The Netherlands, connected by leased, digital fiber optic transmission facilities (the "European Network"). In addition, the Company operates a switching center in Omaha, Nebraska, which is connected to the central switching center in London by leased, digital fiber optic transmission facilities (together with the European Network, the "Viatel Network"). The Company believes that the European Network allows the Company effectively to render its services currently and will offer it a competitive advantage after the EU's liberalization of voice telephony, now scheduled in most EU member states for January 1, 1998.

In the first six months of 1997 the Company upgraded its switch in London to an international gateway switch, added 12 network locations, resulting in a 133% increase in network reach, and purchased interests in digital fiber optic cable systems in (i) CANTAT-3 (8.196 Mb/s), a transatlantic cable originating in the United States and the United Kingdom, (ii) TAT-12/13 (8.196 Mb/s), a transatlantic cable originating in the United States, the United Kingdom and France, and (iii) FLAG (20.48 Mb/s), a cable originating in, among other places, the United Kingdom, Italy and Spain. The Company also intends to acquire additional interests in cross-channel digital fiber optic cable originating in the United Kingdom and connected to other EU member states in which the Company has a physical presence. These cables will be used for transmission of traffic between the United States and Europe and within Europe resulting in improved service quality at lower cost. The Company also (i) received an international facilities license for the United Kingdom and an Article 23 license for the Netherlands to offer telecommunications services, including unrestricted switched-voice calling, in these countries and (ii) signed interconnection agreements with Mercury Communications Limited and British Telecommunications PLC in the United Kingdom, PTT Telecom B.V. in the Netherlands, Infostrada (with 32 POPs) in Italy and ECN (with 28 POPs) in Germany. These agreements significantly extend the Company's network reach in the respective countries, allowing Viatel's customers to originate and terminate calls across the Viatel Network in all cities served by those companies. During this period, the Company also commenced upgrading its POP in New York to an international gateway switch, which upgrade is expected to be completed in the third quarter of 1997. By combining the Company's international gateways in New York and London with its transatlantic fiber optic cable capacity, the Company believes that it will be able to provide customers with improved quality.

During the first six months of 1997, the Company experienced growth of approximately 48% in telecommunications revenue as compared to the corresponding period in 1996. The growth in telecommunications revenue is the result of the ongoing investment in operating infrastructure related to expanding the Company's presence in its targeted geographic markets in Western Europe and expanding its ability to offer its services. The Company experienced an EBITDA loss of approximately $13.1 million during the first six months of 1997, as compared to an EBITDA loss of approximately $14.0 million during the first six months of 1996, as a percentage of revenue the EBITDA loss decreased by approximately 36.5% to 39.8% from 62.7%. Absent the Spanish Representative Settlement of $.8 million

(see Note 5 to the Company's Consolidated Financial Statements), the EBITDA loss would have been $12.3 million and, as a percentage of revenue, 37.3%. The Company is committed to converting its international submarine cable circuits from leased to owned capacity as regulatory barriers fall. Contingent, in part, on the Company's ability to acquire such ownership, the Company currently expects to become EBITDA positive in the first half of 1999 - one full year ahead of the Company's original estimate.

During the second quarter of 1997, as compared to the first quarter of 1997, certain trends were evident including (i) a 26.8% increase in telecommunications revenue to $18.4 million from $14.6 million, (ii) a 50.6% increase in billable minutes to 35.4 million billable minutes from 23.5 million billable minutes,
(iii) a decrease in gross margins to 14.9% from 17.0%, (iv) a decrease in selling, general and administrative expenses, as a percentage of revenue, to 52.3% (47.8% absent an expense associated with the Spanish Representative Settlement) from 59.9%, (v) a decrease in EBITDA loss, as a percentage of revenue, to 37.3% from 42.9% and (vi) a decrease in average revenue per minute and average cost per minute. SEE "-- RESULTS OF OPERATIONS."

RESULTS OF OPERATIONS

The following table summarizes the breakdown of the Company's results of operations as a percentage of revenue:

                                                            For the Three Months Ended      For the Six Months Ended
                                                                     June 30,                      June 30,
                                                            ---------------------------   ----------------------------
                                                               1997           1996            1997           1996
                                                            ------------   ------------   -------------   ------------
Telecommunications revenue                                       100.0%         100.0%          100.0%         100.0%
Cost of telecommunications services                               85.1%          81.9%           84.1%          83.4%
Selling, general and administrative expenses                      52.3%          86.6%           55.7%          79.3%
Depreciation and amortization                                      7.9%           9.8%            8.2%          10.0%
EBITDA  loss (1)                                                  37.3%          68.6%           39.8%          62.7%


-------------------------
(1) As used herein "EBITDA" consists of earnings before interest (net), income taxes and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or as an alternative to cash flow as a measure of liquidity.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 57.8% to $18.4 million for the three months ended June 30, 1997 from $11.7 million for the three months ended June 30, 1996. Telecommunications revenue growth for the three month period ended June 30, 1997 was generated primarily from increased traffic volume on the European Network, growth in the Company's carrier business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim.

Billable minutes increased by 148.5% during the three months ended June 30, 1997 to 35.4 million billable minutes from 14.2 million billable minutes during the second quarter of 1996. This increase was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 38.6% to $.51 in the three-month period ended June 30, 1997 from $.83 in the three-month period ended June 30, 1996, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain incumbent telecommunications operators ("ITOs") and other carriers in Western Europe and Latin America, (iv) changes in customer access methods and (v) foreign currency fluctuations. SEE "-- COST OF TELECOMMUNICATIONS SERVICES."

Telecommunications revenue per billable minute from the sale of services to retail customers decreased to $.73 in the three months ended June 30, 1997 from $1.07 in the corresponding period in 1996. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers decreased to $.29 in the three months ended June 30, 1997 from $.42 in the corresponding period in 1996. The number of customers billed rose 60.6% to 22,125 at June 30, 1997 from 13,792 at June 30, 1996.

Western Europe continues to be an important market for the Company. During the three months ended June 30, 1997, approximately 37.7% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 41.4% of the Company's telecommunications revenue during the corresponding period in 1996. This fluctuation was primarily attributable to the current strength of the U.S. dollar in respect to Western European currencies. Despite an increase of approximately 25.3% over the corresponding period in 1996, telecommunications revenue from Latin America represented approximately 22.8% of the Company's telecommunications revenue during the three months ended June 30, 1997 as compared to approximately 28.0% of the Company's telecommunications revenue during the three months ended June 30, 1996.

The Company has significantly increased its carrier business through which it sells switched minutes to carriers and other resellers at discounted rates. The carrier business has enabled the Company to recover partially the costs associated with increased capacity in advance of demand within retail markets. Such economy of scale has allowed the Company to use its network more profitably for network originations and terminations within Europe. The carrier business represented approximately 26.9% of total telecommunications revenue and approximately 48.3% of billable minutes for the three months ended June 30, 1997 as compared to approximately 18.6% of total telecommunications revenue and approximately 36.8% of billable minutes for the three months ended June 30, 1996. This increase in telecommunications revenue represents an increase of approximately 122.9% over the corresponding period in 1996.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $15.7 million for the three months ended June 30, 1997 from $9.6 million for the three months ended June 30, 1996 and, as a percentage of revenue, increased to approximately 85.1% from approximately 81.9% for the three months ended June 30, 1997 and 1996, respectively. The corresponding gross margin increased by approximately 30.5% to $2.8 million for the three months ended June 30, 1997 from $2.1 million for the comparable period in 1996. This increase was primarily due to the increase in revenue, changes in overall service mix and increased utilization of the European Network. The Company's average cost per billable minute decreased to $.44 during the three months ended June 30, 1997 from $.67 during the three months ended June 30, 1996, a 34.3% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased originating and terminating traffic being routed through the European Network,
(ii) increased  switched minutes generated by the Company's carrier business and
(iii) changes in customer access methods. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

Gross margins for the three months ended June 30, 1997 were negatively impacted by increases in certain costs related to the expansion of the Company's transmission capacity and the accelerated rollout of European POPs. These costs are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network continues to increase and as the Company converts leased lines to owned facilities. The Company increased its private line circuit ("PLC") capacity by 100%, and as a result the fixed costs associated with the European Network increased to approximately $1.6 million for the three months ended June 30, 1997 (approximately 8.5% of telecommunications revenue) from approximately $1.0 million for the three months ended June 30, 1996 (approximately 8.2% of telecommunications revenue). PLCs, which represent a significant portion of the Company's fixed costs, were not fully utilized in the three months ended June 30, 1997. The Company believes that its use of PLCs for routing of minutes over the European Network will continue to increase, and such increase should positively impact the Company's overall gross margins, as a percentage of telecommunications revenue, as more minutes are routed through the European Network. This benefit, however, is primarily limited to calls originating or terminating in a city where the Company has a switch or a POP because otherwise the Company transports the call over the public switched telephone network at higher transmission costs and reduced margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $9.6 million in the three months ended June 30, 1997 from $10.1 million in the three months ended June 30, 1996 and, as a percentage of revenue, decreased to approximately 52.3% (47.8% absent an expense associated with the Spanish Representative

Settlement) in the second quarter of 1997 from approximately 86.6% in the second quarter of 1996 (70.5% absent period charges associated with a corporate restructuring and a French arbitration award). Much of these expenses are attributable to overhead costs associated with the Company's headquarters, back office and network operations as well as maintaining a physical presence in sixteen different jurisdictions. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 51.2% and 47.5% for the three months ended June 30, 1997 and 1996, respectively.

EBITDA LOSS. EBITDA loss decreased to $6.9 million for the three months ended June 30, 1997 from $8.0 million for the three months ended June 30, 1996. As a percentage of revenue, EBITDA loss decreased to approximately 37.3% in the second quarter of 1997 from approximately 68.6% in the second quarter of 1996. The EBITDA loss is generally attributable to the significant investment currently required for the purpose of expanding the Company's geographic presence and its ability to offer its services.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $1.5 million in the second quarter of 1997 from approximately $1.1 million in the second quarter of 1996. The increase was due primarily to the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during the first six months of 1997.

INTEREST. Interest expense increased to approximately $3.0 million in the three months ended June 30, 1997 from approximately $2.6 million in the three months ended June 30, 1996 due to the accretion of non-cash interest on the Company's 15% Senior Discount Notes due January 15, 2005 (the "Notes"). No interest is payable on the Notes until July 15, 2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. Interest income increased to approximately $1.1 million in the three months ended June 30, 1997 from approximately $.3 million for the three months ended June 30, 1996 primarily as a result of the investment of the net proceeds from Company's initial public offering which occurred in October 1996 (the "IPO").

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 48.1% to $33.0 million for the six months ended June 30, 1997 from $22.3 million for the six months ended June 30, 1996. Telecommunications revenue growth for the six month period ended June 30, 1997 was generated primarily from increased traffic volume on the European Network, growth in the Company's carrier business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim.

Billable minutes increased by 134.7% during the six months ended June 30, 1997 to 58.9 million billable minutes from 25.1 million billable minutes during the six months ended June 30, 1996. This increase was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 36.4% to $.56 in the six-month period ended June 30, 1997 from $.88 in the six-month period ended June 30, 1996, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain ITOs and other carriers in Western Europe and Latin America, (iv) changes in customer access methods and (v) foreign currency fluctuations. SEE "-- COST OF TELECOMMUNICATIONS SERVICES."

Telecommunications revenue per billable minute from the sale of services to retail customers decreased to $.77 in the six months ended June 30, 1997 from $1.12 in the corresponding period in 1996. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers decreased to $.28 in the six months ended June 30, 1997 from $.42 in the corresponding period in 1996.

During the six months ended June 30, 1997, approximately 39.6% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 42.4% of the Company's telecommunications revenue during the corresponding period in 1996. This fluctuation was primarily attributable to the current strength of the U.S. Dollar in respect to Western European currencies. Despite an increase of approximately 25.0% over the corresponding period in 1996, telecommunications revenue from Latin America represented approximately 24.6%
of the Company's telecommunications revenue during the six months ended June 30, 1997 as compared to approximately 29.1% of the Company's telecommunications revenue during the six months ended June 30, 1996.

The carrier business represented approximately 22.3% of total telecommunications revenue and approximately 44.1% of billable minutes for the six months ended June 30, 1997 as compared to approximately 15.8% of total telecommunications revenue and approximately 33.4% of billable minutes for the six months ended June 30, 1996. This increase in telecommunications revenue represents an increase of approximately 108.6% over the corresponding period in 1996.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $27.8 million for the six months ended June 30, 1997 from $18.6 million for the six months ended June 30, 1996 and, as a percentage of revenue, increased to approximately 84.1% from approximately 83.4% for the six months ended June 30, 1997 and 1996, respectively. The corresponding gross margin increased by approximately 41.2% to $5.2 million for the six months ended June 30, 1997 from $3.7 million for the comparable period in 1996. This increase was primarily due to the increase in revenue, changes in overall service mix and increased utilization of the European Network. The Company's average cost per billable minute decreased to $.47 during the six months ended June 30, 1997 from $.74 during the six months ended June 30, 1996, a 36.5% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased originating and terminating traffic being routed through the European Network, (ii) increased switched minutes generated by the Company's carrier business and (iii) changes in customer access methods. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

Gross margins for the six months ended June 30, 1997 were negatively impacted by increases in certain costs related to the expansion of the Company's transmission capacity and the accelerated rollout of European POPs. These costs are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network continues to increase and as the Company converts leased lines to owned facilities. The Company increased its PLC capacity by 100%, and as a result the fixed costs associated with the European Network increased to approximately $3.0 million for the six months ended June 30, 1997 (approximately 9.2% of telecommunications revenue) from approximately $1.8 million for the six months ended June 30, 1996 (approximately 8.1% of telecommunications revenue). PLCs were not fully utilized in the six months ended June 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $18.4 million in the six months ended June 30, 1997 from $17.7 million in the six months ended June 30, 1996 and, as a percentage of revenue, decreased to approximately 55.7% (53.2% absent an expense associated with the Spanish Representative Settlement) in the six months ended June 30, 1997 from approximately 79.3% in the six months ended June 30, 1996 (69.9% absent period charges associated with a corporate restructuring and a French arbitration award). Much of these expenses are attributable to overhead costs associated with the Company's headquarters, back office and network operations as well as maintaining a physical presence in sixteen different jurisdictions. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 51.9% and 48.7% for the six months ended June 30, 1997 and 1996, respectively.

EBITDA LOSS. EBITDA loss decreased to $13.1 million for the six months ended June 30, 1997 from $14.0 million for the six months ended June 30, 1996. As a percentage of revenue, EBITDA loss decreased to approximately 39.8% in the six months ended June 30, 1997 from approximately 62.7% in the six months ended June 30, 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to approximately $2.7 million in the six months ended June 30, 1997 from approximately $2.2 million in the six months ended June 30, 1996. The increase was due primarily to the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during the first six months of 1997.

INTEREST. Interest expense increased to approximately $6.0 million in the six months ended June 30, 1997 from approximately $5.2 million in the six months ended June 30, 1996 due to the accretion of non-cash interest on the Notes. Interest income increased to approximately $2.2 million in the six months ended June 30, 1997 from approximately $.7 million for the six months ended June 30, 1996, primarily as a result of the investment of the net proceeds from the IPO.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating and net losses for the next several years. Through June 30, 1997, the Company had incurred $105.7 million in aggregate losses from operating activities. As of June 30, 1997, the Company had $64.8 million of cash, cash equivalents and other liquid investments. The Company believes that, based on its current forecasts, it should be able to fund its capital requirements at least until the year 1999.

CAPITAL EXPENDITURES AND WORKING CAPITAL. The development of the Company's business has required substantial capital expenditures and working capital. The Company has incurred substantial capital expenditures significantly in excess of historical levels to upgrade and expand the Viatel Network generally, and the European Network specifically, as well as to develop and expand new and existing services. During the six months ended June 30, 1997, the Company had capital expenditures of approximately $15.9 million. Historically, the Company has funded its capital expenditures through equity and debt issuances and vendor financings. As of June 30, 1997, the Company had entered into purchase commitments for network upgrades and other items aggregating approximately $12.4 million. Additionally, the Company anticipates making additional capital expenditures aggregating approximately $1.9 million during the remainder of 1997.

AVERAGE MONTHLY CASH REQUIREMENTS. During the six months ended June 30, 1997, the Company's average current monthly cash requirements were approximately $2.1 million, including approximately $1.0 million relating to minimum commitments under carrier contracts. This average excludes approximately (i) $15.9 million for capital expenditures for the purchase of equipment, software and corporate overhead expense associated with the continued development of the European Network and (ii) $2.8 million for other non-recurring items including costs associated with the IPO, long term maintenance contracts, deferred bonus payments and the Spanish Representative Settlement.

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

FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in local currency in countries where the local currency is relatively stable, while many of its obligations, including the Notes and a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the six months ended June 30, 1997, approximately 39.5% of the Company's telecommunications revenue was billed in currencies other than the U.S. Dollar. Furthermore, substantially all of the costs of acquisition and upgrade of the Company's switches have been, and will continue to be, U.S. Dollar denominated transactions.

With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of June 30, 1997 and its results of operations for the three and six months ended June 30, 1997 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not currently applicable to the Company.


                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

                  See Note 5 to the Company's Consolidated Financial Statements.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (A)   EXHIBITS.

                   27. Financial Data Schedule

             (B)   REPORTS ON FORM 8-K.

                   No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIATEL, INC.


                                      By: /s/ Michael J. Mahoney
                                         -----------------------------------
                                          Michael J. Mahoney
                                          President and Chief Operating
                                          Officer


                                      By:  /s/  Allan L. Shaw
                                         -----------------------------------
                                          Allan L. Shaw
                                          Vice President, Finance; Treasurer and
                                          Chief Financial Officer

Date:  August 14, 1997

                                  EXHIBIT INDEX



                                                                   SEQUENTIALLY
NO.          DESCRIPTION                                           NUMBERED PAGE
---          -----------                                           -------------

27.          Financial Data Schedule