Form 10-Q
period 1997-09-30
VIATEL INC
filed 1997-11-14
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. / X /  Yes     /   /  No

As of November 13, 1997, 22,635,143 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                   September 30,
                                                                                        1997            December 31,
                                     ASSETS                                         (Unaudited)            1996
                                                                                  ---------------    ----------------
Current assets:
     Cash and cash equivalents                                                    $    3,736,392     $    75,796,102
     Marketable securities, current                                                   13,856,976           8,181,332
     Trade accounts receivable, less allowance for doubtful accounts of
        $1,050,000 and $602,000, respectively                                         11,835,220           8,542,305
     Other receivables                                                                 4,799,885           4,402,944
     Prepaid expenses                                                                  1,227,139             789,307
                                                                                  ---------------    ----------------
                    Total current assets                                              35,455,612          97,711,990
                                                                                  ---------------    ----------------

Marketable securities, non-current                                                    30,702,102           9,004,075
Property and equipment, less accumulated depreciation of $10,456,000 and
     $6,724,000, respectively                                                         40,680,813          21,074,417
Deferred financing and registration fees, less accumulated amortization of
     $1,026,000 and $742,000, respectively                                             2,763,120           3,046,897
Intangible assets, less accumulated amortization of $2,362,000 and
     $1,639,000, respectively                                                          1,687,972           1,973,910
Other assets                                                                           2,382,980           1,853,161
                                                                                  ---------------    ----------------
                                                                                  $  113,672,599         134,664,450
                                                                                  ===============    ================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued telecommunications costs                                             $   13,479,364     $    11,915,671
     Accounts payable and other accrued expenses                                       8,421,818           5,916,223
     Commissions payable                                                                 332,261             349,646
     Current installments of obligations under capital leases                            273,469              96,064
                                                                                  ---------------    ----------------
                    Total current liabilities                                         22,506,912          18,277,604
                                                                                  ---------------    ----------------
Long-term liabilities:
     Senior discount notes, less discount of $33,998,676 and $42,945,967,
        respectively                                                                  86,701,324          77,754,033
     Obligations under capital leases, excluding current installments                    638,025             149,983
                                                                                  ---------------    ----------------
                    Total long-term liabilities                                       87,339,349          77,904,016
                                                                                  ---------------    ----------------
Commitments and contingencies
Stockholders' equity:
     Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
        outstanding 22,635,143 and 22,513,226 shares, respectively                       226,351             225,132
     Additional paid-in capital                                                      125,661,231         125,236,410
     Unearned compensation                                                               (81,300)           (130,080)
     Cumulative translation adjustment                                                (5,170,330)           (862,458)
     Accumulated deficit                                                            (116,809,614)        (85,986,174)
                                                                                  ---------------    ----------------
                    Total stockholders' equity                                         3,826,338          38,482,830
                                                                                  ---------------    ----------------
                                                                                  $  113,672,599     $   134,664,450
                                                                                  ===============    ================

          See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months Ended            For the Nine Months Ended
                                                       September 30,                         September 30,
                                             ----------------------------------   ------------------------------------
                                                  1997               1996               1997                1996
                                             ----------------   ---------------   ------------------   ---------------

Telecommunications revenue                   $    19,148,941    $   13,107,477    $      52,149,570    $   35,389,706
                                             ----------------   ---------------   ------------------   ---------------

Operating Expenses:
     Cost of telecommunications services          17,176,851        11,212,010           44,946,680        29,789,776
     Selling, general and administrative
        expenses                                   8,702,015         7,356,845           27,069,575        25,017,526
     Depreciation and amortization                 2,062,311         1,156,946            4,782,913         3,388,769
                                             ----------------   ---------------   ------------------   ---------------
        Total operating expenses                  27,941,177        19,725,801           76,799,168        58,196,071
                                             ----------------   ---------------   ------------------   ---------------

Other income (expense):
     Interest income                                 884,449           120,629            3,055,896           860,081
     Interest expense                             (3,242,260)       (2,843,982)          (9,229,738)       (8,014,734)
     Share in loss of affiliate                         -               (1,938)                -               (6,879)
                                             ----------------   ---------------   ------------------   ---------------
        Net loss                             $   (11,150,047)   $   (9,343,615)   $     (30,823,440)   $  (29,967,897)
                                             ================   ===============   ==================   ===============

        Net loss per common share            $         (0.49)   $        (0.68)   $           (1.36)   $        (2.19)
                                             ================   ===============   ==================   ===============
        Weighted average common
           shares outstanding                     22,634,081        13,707,648           22,615,028        13,707,648
                                             ================   ===============   ==================   ===============

           See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                  -----------------------------------
                                                                                       1997                1996
                                                                                  ---------------    ----------------
Cash flows from operating activities:
     Net loss                                                                     $  (30,823,440)    $   (29,967,897)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization                                                  4,782,913           3,388,769
        Interest expense on senior discount notes                                      9,231,068           7,960,414
        Accrued interest income on marketable securities                              (1,490,404)           (279,111)
        Provision for losses on accounts receivable                                    1,685,547           1,388,149
        Earned compensation                                                               48,780             321,661
     Changes in assets and liabilities:
        Increase in accounts receivable                                               (4,928,760)         (4,679,584)
        (Increase) decrease in prepaid expenses and other receivables                 (1,262,726)            466,375
        Increase in other assets and intangible assets                                  (731,682)           (532,923)
        Increase in accrued telecommunication costs, accounts payable,
             other accrued expenses and commissions payable                            2,794,235              15,343
                                                                                  ---------------    ----------------
                    Net cash used in operating activities                            (20,694,469)        (21,918,804)
                                                                                  ---------------    ----------------

Cash flows from investing activities:
     Purchase of property, equipment and software                                    (24,080,901)         (5,372,006)
     Purchase of marketable securities                                               (47,096,017)        (14,794,332)
     Proceeds from maturity of marketable securities                                  19,881,351          36,821,827
     Issuance of notes receivable                                                           -               (323,227)
     Investment in affiliate                                                                -                (96,952)
                                                                                  ---------------    ----------------
                    Net cash (used in) provided by investing activities              (51,295,567)         16,235,310
                                                                                  ---------------    ----------------

Cash flows from financing activities:
     Payments under capital leases                                                      (456,553)            (41,801)
     Proceeds from issuance of Common Stock                                              426,040                -
                                                                                  ---------------    ----------------
                    Net cash provided by financing activities                            (30,513)            (41,801)
                                                                                  ---------------    ----------------

Effects of exchange rates on cash                                                        (39,161)            (18,528)
                                                                                  ---------------    ----------------
Net decrease in cash and cash equivalents                                            (72,059,710)         (5,743,823)
Cash and cash equivalents at beginning of period                                      75,796,102           8,934,914
                                                                                  ---------------    ----------------
Cash and cash equivalents at end of period                                        $    3,736,392     $     3,191,091
                                                                                  ===============    ================

Supplemental disclosures of cash flow information:

     Interest paid                                                                $       86,670     $        44,553
                                                                                  ===============    ================

     Equipment acquired under capital lease obligations                           $    1,122,000     $       356,033
                                                                                  ===============    ================

                See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            (Information as of September 30, 1997 and for the periods
                 ended September 30, 1997 and 1996 is unaudited)

(1)   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by Viatel, Inc. and subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated results of financial position, operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the full year. Certain reclassifications have been made to the previous year's financial statements to conform to the current year's presentation.

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

      Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as foreign currency fluctuations currently reported in stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1998.

 (2)  INVESTMENTS IN DEBT SECURITIES

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and classifies them as held to maturity or available for sale. The Company does not invest in securities for the purpose of trading and as such does not classify any securities as trading. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Unrealized gains or losses on securities classified as available for sale are not material at September 30, 1997.

      The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as held to maturity as of September 30, 1997.

      The following is a summary of the fair value of securities available for sale at September 30, 1997:

     U.S. Treasury obligations          $  4,859,109
     Federal agencies obligations         12,091,931
     Corporate debt securities            27,608,038
                                       --------------
                    Total                $44,559,078
                                       ==============

      The fair value of debt securities available for sale at September 30, 1997 by contractual maturity are shown below:

          Due within one year                    $13,856,976
          Due after one through two years          1,833,672
          Due after two years                     28,868,430
                                                --------------
                    Total                        $44,559,078
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

(3)   STOCK INCENTIVE PLAN

      Stock option activity for the nine months ended September 30, 1997 under the Amended Stock Incentive Plan (the "Stock Incentive Plan") is shown below:

                                                       WEIGHTED
                                                        AVERAGE
                                                       EXERCISE    NUMBER OF
                                                         PRICES      SHARES
                                                       ---------   ----------
         Outstanding at January 1, 1997                  $5.42       969,836
         Granted                                          8.61       428,194
         Forfeited                                        6.57      (186,222)
         Expired                                          4.77        (8,864)
         Exercised                                        3.49      (121,917)
                                                          ----     ---------
         Outstanding at September 30, 1997               $6.71     1,081,027
                                                         =====     =========

      As of September 30, 1997, 344,403 options were exercisable under the Stock Incentive Plan.

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

The Company operates a digital, switch-based telecommunications network with thirty locations within Western Europe including a central switching center in London (England), switches in Amsterdam (Netherlands), Barcelona and Madrid (Spain), Antwerp and Brussels (Belgium), Frankfurt (Germany), Milan (Italy), Paris (France) and Rome (Italy) and additional points of presence ("POPs") as follows: Bilbao, Gerona, Majorca, Tarragona and Valencia (Spain); Leuven (Belgium); Bordeaux, Lyon, Marseilles and Toulouse (France); Geneva (Switzerland); Rotterdam (The Netherlands); Berlin, Hamburg, Stuttgart and Wiesbaden (Germany) and Brescia, Florence, Genoa and Vicenza (Italy) connected by leased, digital fiber optic transmission facilities (the "European Network"). In addition, the Company operates switching centers in New York City and Omaha, Nebraska, which are connected to the central switching center in London by Company-owned digital fiber optic transmission facilities (together with the European Network, the "Viatel Network"). The Company believes that the European Network allows the Company effectively to render its services currently and will offer it a competitive advantage after the EU's liberalization of voice telephony, now scheduled in most EU member states for January 1, 1998.

During 1997, the Company has invested heavily in upgrading its network, adding international gateway switches in New York City and London and 21 new network locations. As a result, the Company's network reach has increased by approximately 233% since December 31, 1996. As part of the Company's concerted effort to convert leased capacity to owned capacity for the purpose of improving operating margins, the Company has continued to purchase interests in digital fiber optic cable systems, including interests in (i) CANTAT-3 (8.196 Mb/s), a transatlantic cable originating in the United States and the United Kingdom,
(ii) TAT-12/13 (8.196 Mb/s), a transatlantic cable originating in the United States, the United Kingdom and France, (iii) FLAG (20.48 Mb/s), a cable originating in, among other places, the United Kingdom, Italy and Spain and (iv) Atlantic Crossing 1 (155.0 Mb/s), a transatlantic cable originating in the United States and the United Kingdom. The Company also intends to acquire additional interests in cross-channel digital fiber optic cable originating in the United Kingdom and connected to other EU member states in which the Company has a physical presence. These cables will be used for transmission of traffic between the United States and Europe and within Europe resulting in improved service quality at lower cost. By combining the Company's international gateways in New York and London with its transatlantic fiber optic cable capacity, the Company believes that it will be able to provide customers with improved quality.

During the first nine months of 1997, the Company also (i) received an international facilities license for the United Kingdom and an Article 23 license for the Netherlands to offer telecommunications services, including unrestricted switched-voice calling, in these countries and (ii) signed interconnection agreements with Mercury Communications Limited and British Telecommunications PLC in the United Kingdom, PTT Telecom B.V. in the
Netherlands, Infostrada (with 32 POPs) in Italy and ECN (with 28 POPs) in Germany. These agreements significantly extend the Company's network reach in the respective countries, allowing Viatel's customers to originate and terminate calls across the Viatel Network in all cities served by those companies.

During the nine month period ended September 30, 1997, the Company experienced growth of approximately 47.4% in telecommunications revenue as compared to the corresponding period in 1996. The growth in telecommunications revenue is the result of ongoing investment in operating infrastructure related to expanding the Company's presence in its targeted geographic markets in Western Europe and expanding its ability to offer its services. The Company continued to increase its use of the European Network to terminate traffic. As a result, approximately 48.2% of revenue and 48.9% of billable minutes were attributed to the European Network during the three months ended September 30, 1997.

The Company experienced an EBITDA loss of approximately $19.9 million during the first nine months of 1997 as compared to an EBITDA loss of approximately $19.4 million during the first nine months of 1996. As a percentage of revenue, EBITDA loss decreased by 38.1% from 54.9% (or a decrease of approximately 30.6%). Absent an $.8 million settlement with the Company's former independent sales representative in Madrid (the "Spanish Representative Settlement"), the EBITDA loss would have been $19.1 million and, as a percentage of revenue, 36.5%. The Company is committed to converting its international submarine cable circuits from leased to owned capacity as regulatory and market conditions permit. Contingent, in part, on the Company's ability to acquire such ownership, the Company currently expects to become EBITDA positive in the first half of 1999 -- one full year ahead of the Company's original estimate.

During the third quarter of 1997, as compared to the second quarter of 1997, certain trends were evident including (i) a 3.8% increase in telecommunications revenue to $19.1 million from $18.4 million, (ii) a 14.1% increase in billable minutes to 40.4 million billable minutes from 35.4 million billable minutes,
(iii) a  decrease  in gross  margins  to 10.3% from  14.9%,  (iv) a decrease  in selling, general and administrative expenses, as a percentage of revenue, to 45.4% from 52.3% (47.8% absent an expense associated with the Spanish Representative Settlement), (v) a decrease in EBITDA loss, as a percentage of revenue, to 35.1% from 37.3% and (vi) a decrease in average revenue per minute and average cost per minute. SEE "-- RESULTS OF OPERATIONS."

RESULTS OF OPERATIONS

The following table summarizes the breakdown of the Company's results of operations as a percentage of revenue:


                                                 For the Three Months Ended     For the Nine Months Ended
                                                       September 30,                  September 30,
                                                 ---------------------------   ----------------------------
                                                    1997           1996            1997           1996
                                                 ------------   ------------   -------------   ------------
Telecommunications revenue                            100.0%         100.0%          100.0%         100.0%
Cost of telecommunications services                    89.7%          85.5%           86.2%          84.2%
Selling, general and administrative expenses           45.4%          56.1%           51.9%          70.7%
Depreciation and amortization                          10.8%           8.8%            9.2%           9.6%
EBITDA  loss (1)                                       35.1%          41.7%           38.1%          54.9%



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


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 46.1% to $19.1 million for the three months ended September 30, 1997 from $13.1 million for the three months ended September 30, 1996. Telecommunications revenue growth for the three month period ended September 30, 1997 was generated primarily from increased traffic volume on the European Network, growth in the Company's carrier business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim.

Billable minutes increased by 142.4% during the three months ended September 30, 1997 to 40.4 million billable minutes from 16.7 million billable minutes during the third quarter of 1996. This increase was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 39.7% to $.47 in the three-month period ended September 30, 1997 from $.78 in the three-month period ended September 30, 1996, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain incumbent telecommunications operators ("ITOs") and other carriers in Western Europe, Latin America and the Pacific Rim, (iv) changes in customer access methods and (v) foreign currency fluctuations. SEE "-- COST OF TELECOMMUNICATIONS SERVICES."

Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 69.1% of total revenue, decreased to $.64 in the three months ended September 30, 1997 from $1.02 in the corresponding period in 1996. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers decreased to $.29 in the three months ended September 30, 1997 from $.36 in the corresponding period in 1996. The number of customers billed rose 40.6% to 22,940 at September 30, 1997 from 16,319 at September 30, 1996.

Western Europe continues to be an important market for the Company. During the three months ended September 30, 1997, approximately 43.2% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 41.5% of the Company's telecommunications revenue during the corresponding period in 1996. Despite an increase of approximately 7.1% over the corresponding period in 1996, telecommunications revenue from Latin America represented approximately 21.1% of the Company's telecommunications revenue during the three months ended September 30, 1997 as compared to approximately 28.9% of the Company's telecommunications revenue during the three months ended September 30, 1996. Telecommunications revenue from the Pacific-Rim represented approximately 11.9% of the Company's telecommunications revenue during the three months ended September 30, 1997 as compared to approximately 13.0% of the Company's telecommunications revenue during the three months ended September 30, 1996.

The Company has significantly increased its carrier business through which it sells switched minutes to carriers and other resellers at discounted rates. The carrier business has enabled the Company to recover partially the costs associated with increased capacity in advance of demand within retail markets. Such economy of scale has allowed the Company to use its network more profitably for network originations and terminations within Europe. The carrier business represented approximately 30.9% of total telecommunications revenue and approximately 49.8% of billable minutes for the three months ended September 30, 1997 as compared to approximately 16.6% of total telecommunications revenue and approximately 36.0% of billable minutes for the three months ended September 30, 1996. This increase in telecommunications revenue represents an increase of approximately 167.8% over the corresponding period in 1996.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $17.2 million for the three months ended September 30, 1997 from $11.2 million for the three months ended September 30, 1996 and, as a percentage of revenue, increased to approximately 89.7% from approximately 85.5% for the three months ended September 30, 1997 and 1996, respectively. The corresponding gross margin increased by approximately 4.0% to $2.0 million for the three months ended September 30, 1997 from $1.9 million for the comparable period in 1996. This increase was primarily due to the increase in revenue, changes in overall service mix and increased utilization of the European Network, partially offset by increased fixed costs related to the European Network. The Company's average cost per billable minute decreased to $.42 during the three months ended September 30, 1997 from $.67 during the three months ended September 30, 1996, a 37.3% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased originating and terminating traffic being routed through the European Network, (ii) increased switched minutes generated by the Company's carrier business and (iii) changes in customer access methods. Increased European

Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

Gross margins for the three months ended September 30, 1997 were negatively impacted by increases in certain costs related to the expansion of the Company's transmission capacity and the accelerated rollout of European POPs. These costs are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network continues to increase and as the Company converts leased lines to owned facilities. The Company increased its private line circuit ("PLC") capacity by 380%, and as a result the fixed costs associated with the European Network increased to approximately $2.0 million for the three months ended September 30, 1997 (approximately 10.6% of telecommunications revenue) from approximately $1.0 million for the three months ended September 30, 1996 (approximately 7.5% of telecommunications revenue). PLCs, which represent a significant portion of the Company's fixed costs, were not fully utilized in the three months ended September 30, 1997 due, in part, to seasonality. The Company believes that its use of PLCs for routing of minutes over the European Network will continue to increase, and such increase should positively impact the Company's overall gross margins, as a percentage of telecommunications revenue, as more minutes are routed through the European Network. This benefit, however, is primarily limited to calls originating or terminating in a city where the Company has a switch or a POP because otherwise the Company transports the call over the public switched telephone network at higher transmission costs and reduced margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.7 million in the three months ended September 30, 1997 from $7.4 million in the three months ended September 30, 1996 and, as a percentage of revenue, decreased to approximately 45.4% in the third quarter of 1997 from approximately 56.1% in the third quarter of 1996. Much of these expenses are attributable to overhead costs associated with the
Company's   headquarters,   back  office  and  network  operations  as  well  as
maintaining a physical presence in seventeen different jurisdictions. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 54.4% and 48.4% for the three months ended September 30, 1997 and 1996, respectively.

EBITDA LOSS. EBITDA loss increased to $6.7 million for the three months ended September 30, 1997 from $5.5 million for the three months ended September 30, 1996. As a percentage of revenue, EBITDA loss decreased to approximately 35.1% in the third quarter of 1997 from approximately 41.7% in the third quarter of 1996. The EBITDA loss is generally attributable to the ongoing investment in network and operating infrastructure for the purpose of expanding the Company's geographic presence and its ability to offer its services.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $2.1 million for the third quarter of 1997 from approximately $1.2 million for the third quarter of 1996. The increase was due primarily to the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during the first nine months of 1997.

INTEREST. Interest expense increased to approximately $3.2 million in the three months ended September 30, 1997 from approximately $2.8 million in the three months ended September 30, 1996 due to the accretion of non-cash interest on the Company's 15% Senior Discount Notes due January 15, 2005 (the "Notes"). No interest is payable on the Notes until July 15, 2000, at which time semi-annual interest payments will be required through the January 15, 2005 maturity date. Interest income increased to approximately $.9 million for the three months ended September 30, 1997 from approximately $.1 million for the three months ended September 30, 1996, primarily as a result of the investment of the net proceeds from the Company's initial public offering which occurred in October 1996 (the "IPO").

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 47.4% to $52.1 million for the nine months ended September 30, 1997 from $35.4 million for the nine months ended September 30, 1996. Telecommunications revenue growth for the nine month period ended September 30, 1997 was generated primarily from increased traffic volume on the European Network, growth in the Company's carrier business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim.

Billable minutes increased by 137.8% during the nine months ended September 30, 1997 to 99.4 million billable minutes from 41.8 million billable minutes during the nine months ended September 30, 1996. This increase was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 38.1% to $.52 in the nine-month period ended September 30, 1997 from $.84 in the nine-month period ended September 30, 1996, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain ITOs and other carriers in Western Europe, Latin America and the Pacific Rim, (iv) changes in customer access methods and (v) foreign currency fluctuations. SEE "-- COST OF TELECOMMUNICATIONS SERVICES."

Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 74.0% of total revenue, decreased to $.72 in the nine months ended September 30, 1997 from $1.08 in the corresponding period in 1996. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers decreased to $.28 in the nine months ended September 30, 1997 from $.39 in the corresponding period in 1996.

During the nine months ended September 30, 1997, approximately 40.4% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 42.1% of the Company's telecommunications revenue during the corresponding period in 1996. This fluctuation was primarily attributable to the current strength of the U.S. Dollar in respect to Western European currencies. Despite an increase of approximately 18.4% over the corresponding period in 1996, telecommunications revenue from Latin America represented approximately 23.4% of the Company's telecommunications revenue during the nine months ended September 30, 1997 as compared to approximately 29.0% of the Company's telecommunications revenue during the nine months ended September 30, 1996. Telecommunications revenue from the Pacific-Rim represented approximately 12.8% of the Company's telecommunications revenue during the nine months ended September 30, 1997 as compared to approximately 12.9% of the Company's telecommunications revenue during the nine months ended September 30, 1996.

The carrier business represented approximately 26.0% of total telecommunications revenue and approximately 46.4% of billable minutes for the nine months ended September 30, 1997 as compared to approximately 16.1% of total telecommunications revenue and approximately 34.4% of billable minutes for the nine months ended September 30, 1996. This increase in telecommunications revenue represents an increase of approximately 131.2% over the corresponding period in 1996.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $44.9 million for the nine months ended September 30, 1997 from $29.8 million for the nine months ended September 30, 1996 and, as a percentage of revenue, increased to approximately 86.2% from approximately 84.2% for the nine months ended September 30, 1997 and 1996, respectively. The corresponding gross margin increased by approximately 28.6% to $7.2 million for the nine months ended September 30, 1997 from $5.6 million for the comparable period in 1996. This increase was primarily due to the increase in revenue, changes in overall service mix and increased utilization of the European Network, partially offset by increased fixed costs related to the European Network. The Company's average cost per billable minute decreased to $.45 during the nine months ended September 30, 1997 from $.70 during the nine months ended September 30, 1996, a 35.7% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased originating and terminating traffic being routed through the European Network, (ii) increased switched minutes generated by the Company's carrier business and (iii) changes in customer access methods. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

Gross margins for the nine months ended September 30, 1997 were negatively impacted by increases in certain costs related to the expansion of the Company's transmission capacity and the accelerated rollout of European POPs. These costs are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network continues to increase and as the Company converts leased lines to owned facilities. The Company increased its PLC capacity by 380%, and as a result the fixed costs associated with the European Network increased to approximately $5.4 million for the nine months ended September 30, 1997 (approximately 10.4% of telecommunications revenue) from approximately $2.8 million for the nine months ended September 30, 1996 (approximately 7.8% of telecommunications revenue). PLCs were not fully utilized in the nine months ended September 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $27.1 million in the nine months ended September 30, 1997 from $25.0 million in the nine months ended September 30, 1996 and, as a percentage of revenue, decreased to approximately 51.9% (50.3% absent an expense associated with the Spanish Representative Settlement) in the nine months ended September 30, 1997 from approximately 70.7% in the nine months ended September 30, 1996 (64.7% absent period charges associated with a corporate restructuring and a French arbitration award). Much of these expenses are attributable to overhead costs associated with the Company's headquarters, back office and network operations as well as maintaining a physical presence in seventeen different jurisdictions. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 52.7% and 48.6% for the nine months ended September 30, 1997 and 1996, respectively.

EBITDA LOSS. EBITDA loss decreased to $19.9 million for the nine months ended September 30, 1997 from $19.4 million for the nine months ended September 30, 1996. As a percentage of revenue, EBITDA loss decreased to approximately 38.1% in the nine months ended September 30, 1997 from approximately 54.9% in the nine months ended September 30, 1996. Absent the Spanish Representative Settlement of $.8 million, the EBITDA loss would have been $19.1 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to approximately $4.8 million in the nine months ended September 30, 1997 from approximately $3.4 million in the nine months ended September 30, 1996. The increase was due primarily to the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during the first nine months of 1997.

INTEREST. Interest expense increased to approximately $9.2 million in the nine months ended September 30, 1997 from approximately $8.0 million in the nine months ended September 30, 1996 due to the accretion of non-cash interest on the Notes. Interest income increased to approximately $3.1 million in the nine months ended September 30, 1997 from approximately $.9 million for the nine months ended September 30, 1996, primarily as a result of the investment of the net proceeds from the IPO.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating and net losses for the next several years. Through September 30, 1997, the Company had incurred $116.8 million in aggregate losses from operating activities. As of September 30, 1997, the Company had $48.3 million of cash, cash equivalents and other liquid investments. The Company believes that, based on its current forecasts, it should be able to fund its capital requirements at least until the year 1999.

CAPITAL EXPENDITURES AND WORKING CAPITAL. The development of the Company's business has required substantial capital expenditures and working capital. The Company has incurred substantial capital expenditures significantly in excess of historical levels to upgrade and expand the Viatel Network generally, and the European Network specifically, as well as to develop and expand new and existing services. During the nine months ended September 30, 1997, the Company had capital expenditures of approximately $24.1 million. Historically, the Company has funded its capital expenditures through equity and debt issuances and vendor financings. As of September 30, 1997, the Company had entered into purchase commitments for network upgrades and other items aggregating approximately $8.7 million.

AVERAGE MONTHLY CASH REQUIREMENTS. During the nine months ended September 30, 1997, the Company's average current monthly cash requirements were approximately
$2.0  million,   including   approximately  $1.0  million  relating
to minimum commitments under carrier contracts. This average excludes approximately (i) $24.1 million for capital expenditures for the purchase of equipment, software and corporate overhead expense associated with the continued development of the European Network and (ii) $2.8 million for other non-recurring items including costs associated with the IPO, long term maintenance contracts, deferred bonus payments and the Spanish Representative Settlement.

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

FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in local currency in countries where the local currency is relatively stable, while many of its obligations, including the Notes and a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the nine months ended September 30, 1997, approximately 39.6% of the Company's telecommunications revenue was billed in currencies other than the U.S. Dollar. Furthermore, substantially all of the costs of acquisition and upgrade of the Company's switches have been, and will continue to be, U.S. Dollar denominated transactions.

With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of September 30, 1997 and its results of operations for the three and nine months ended September 30, 1997 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

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

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

                   None.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

             (a)    Not Applicable.

             (b)    Not Applicable.

             (c)    Not Applicable.

             (d) The Company has filed with the Securities and Exchange Commission a Form SR, for the period ending January 17, 1997, and an Amendment No. 1 to such Form SR, for the period ending July 26, 1997, reporting use of proceeds from its initial public offering of common stock which was completed on October 23, 1996 (the "Offering"). As of September 30, 1997, the Company had used the $93,617,620 net proceeds from the Offering as follows: $26,741,830 for purchase and installation of machinery and equipment; and $33,978,711 for working capital. At September 30, 1997, the Company also had $13,856,976 invested in short-term marketable securities.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

             The Company held its Annual Meeting of Stockholders on August 13, 1997. Proposals presented for a stockholder vote were (i) the election of two Class A Directors, (ii) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year 1997 and (iii) the approval of amendments to the Company's Amended Stock Incentive Plan.

             Each of the incumbent Class A directors nominated by the Company were elected with the following voting results:

                                                      VOTES         VOTES
                                                       FOR         WITHHELD
                                                      -----        --------

               Allan L. Shaw                       18,803,131        4,100
               Antonio Carro                       18,789,881       17,350

             The   appointment  of  KPMG  Peat  Marwick  LLP  as  the  Company's
independent auditor's for the fiscal year 1997 was approved with the following voting results:

           VOTES                  VOTES
            CAST                   CAST                              BROKER
            FOR                  AGAINST           ABSTENTIONS      NON-VOTES
           -----                 -------           -----------      ---------
         18,184,068              621,615              1,548            --

             Amendments to the Company's Amended Stock Incentive Plan were approved with the following voting results:

           VOTES                         VOTES
            CAST                          CAST
            FOR                         AGAINST                     ABSTENTIONS
           -----                        -------                     -----------
         17,031,059                    1,770,095                       4,500



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (A)   EXHIBITS.

                   3.1(ii) Second Amended and Restated By-laws

                   10.31   Amended Stock Incentive Plan

                   10.32   Employment Agreement between the Company and Allan
                           L. Shaw

                   27.     Financial Data Schedule

             (B)   REPORTS ON FORM 8-K.

                   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIATEL, INC.



                                   By:/s/ Michael J. Mahoney
                                      ------------------------------------------
                                      Michael J. Mahoney
                                      President


                                   By:/s/  Allan L. Shaw
                                      ------------------------------------------
                                      Allan L. Shaw
                                      Vice President, Finance; Treasurer and
                                      Chief Financial Officer

Date:  November 14, 1997

                                  EXHIBIT INDEX



                                                                   SEQUENTIALLY
NO.                                 DESCRIPTION                    NUMBERED PAGE
---                                 -----------                    -------------

3.1(ii)           Second Amended and Restated By-laws

10.31             Amended Stock Incentive Plan

10.32 Employment Agreement between the Company and Allan L. Shaw

27.               Financial Data Schedule