Form 10-K405
period 1997-12-31
VIATEL INC
filed 1998-03-31
CIK 945771

--------------------------------------------------------------------------------

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

             For the fiscal year ended December 31, 1997

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 20, 1998 WAS APPROXIMATELY $135,514,594. AS OF MARCH 20, 1998, 23,061,857 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE. THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE COMPANY'S 1998 ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED ON OR BEFORE APRIL 30, 1998.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                        PAGE
                                                                        -----
PART I..................................................................  1

     ITEM 1.   BUSINESS.................................................  1
               General..................................................  1
               Business Strategy........................................  2
               Market Opportunities.....................................  4
               Services.................................................  5
               The Viatel Network.......................................  6
               Circe Network............................................  7
               Sales and Marketing; Customers...........................  9
               Information Systems......................................  10
               Carrier Contracts........................................  11
               Competition..............................................  11
               Government Regulation....................................  12
               Employees................................................  22

     ITEM 2.   PROPERTIES...............................................  22

     ITEM 3.   LEGAL PROCEEDINGS........................................  22

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  22

PART II.................................................................. 25

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS..................................... 25

     ITEM 6.   SELECTED FINANCIAL DATA................................... 25

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.................... 27

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS........................................... 44

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 45

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.................... 65

PART III................................................................. 65

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........ 65

     ITEM 11.  EXECUTIVE COMPENSATION.................................... 65

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT. ................................. 65

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............ 65

ITEM IV.................................................................. 65

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...................................... 65

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS CONTAINED HEREIN WHICH EXPRESS "BELIEF," "ANTICIPATION," "EXPECTATION," OR "INTENTION" OR ANY OTHER PROJECTION, INCLUDING STATEMENTS CONCERNING THE DESIGN, CONFIGURATION, FEATURE AND PERFORMANCE OF VIATEL, INC.'S NETWORK (INCLUDING THE PROPOSED CIRCE NETWORK (AS DEFINED HEREIN)) AND RELATED SERVICES, THE DEVELOPMENT AND EXPANSION OF VIATEL, INC.'S BUSINESS, THE MARKETS IN WHICH VIATEL, INC.'S SERVICES ARE OR WILL BE OFFERED, CAPITAL EXPENDITURES AND REGULATORY REFORM, INSOFAR AS THEY MAY APPLY PROSPECTIVELY AND ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

         Viatel, Inc. (together with its subsidiaries and predecessors, the "Company" or "Viatel") is a rapidly growing international telecommunications company providing high quality, competitively priced, international and domestic long distance telecommunications services, primarily to small and medium-sized businesses, carriers and resellers. These services include national and international long distance telecommunication services, as well as enhanced services such as toll free services, calling cards and switched voice band data services. The Company established an early presence in several key Western European countries to capitalize on the opportunities presented by full deregulation of the telecommunications industry. The Company currently operates one of the largest alternative Pan-European networks, with international gateway switching centers in New York and London, network points of presence ("POPs") in 30 cities, direct sales forces in nine Western European cities and indirect sales offices in more than 100 additional locations in Western Europe. Today, the Company provides telecommunications services in Belgium, France, Germany, Italy, Spain, Switzerland, The Netherlands and the United Kingdom. The Company also provides telecommunications services in certain countries in Latin America (defined for purposes of this Report to include Central and South America and the United Mexican States) and Asia and operates as a carriers' carrier in the United States and the United Kingdom. The Company's telecommunications revenues have grown from $32.3 million in 1995 to $73.0 million in 1997.

         The Company's mission is to build a Pan-European telecommunications company focusing on small and medium-sized businesses, while becoming a high quality, low-cost provider of telecommunications products and services through the ownership of key network infrastructure. The Company believes that the small and medium-sized businesses segment offers significant market opportunities because it has traditionally been underserved by the incumbent telecommunications operator ("ITO") and is likely to be receptive to competitively priced bundled service offerings by new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers (collectively, "New Entrants"), such as those offered by the Company. To service this customer base, to date the Company has established sales offices in nine Western European cities and has established indirect sales offices, through arrangements with independent sales representatives and telemarketing agents, in more than 100 additional locations in Western Europe. At December 31, 1997, the Company's customer base, primarily consisting of small and medium-sized businesses, was 21,515, of which 12,407 were located in Western Europe.

         The Company believes that network ownership is critical to becoming an high quality, low-cost provider and will create the necessary platform to provide a full array of telecommunications products and services to customers. The Company has recently initiated a program to own key elements of its network infrastructure, including interests in fiber optic cable systems. By owning or controlling key elements of its network, the Company will be better able to control service offerings, quality, and transmission and other operating costs. Ownership of network facilities is an essential element in the Company's expansion into new service offerings such as data products, including frame relay, Internet services and asynchronous transfer mode ("ATM") services.

         As part of the Company's strategy to own or control key elements of its network, the Company is in the process of raising capital to construct a state-of-the-art fiber optic ring which will connect London, Paris, Brussels, Antwerp, Rotterdam and Amsterdam (the "Circe Network"). The Circe Network will be a high quality, high capacity, self-healing ring, utilizing advanced synchronous digital hierarchy ("SDH") and dense wave division multiplexing ("DWDM") technologies. If the Company is able to raise the funds necessary to construct the Circe Network, the Circe Network will significantly expand the Company's revenue opportunities by enabling it to (i) provide a broader range of products and services to retail customers, (ii) provide wholesale services to the large base of resellers that the Company expects will develop as deregulation continues in Western Europe and (iii) capitalize on the growing demand for bandwidth intensive services in Europe.

         In order to complement and efficiently utilize capacity on Viatel's network, the Company sells switched minutes to wholesale customers and other resellers in the United States and the United Kingdom. The Company believes that the sale of switched minutes to such customers is an effective means of achieving network efficiencies.

BUSINESS STRATEGY

         The Company's mission is to build a Pan-European telecommunications company focusing on small and medium-sized businesses, while becoming a high quality, low-cost provider of telecommunications products and services through the ownership of key network infrastructure. The key elements of the Company's strategy include:

         CAPITALIZE ON LARGE AND RAPIDLY DEREGULATING EUROPEAN MARKETS

         The Company's principal focus is on exploiting opportunities presented by rapidly deregulating European markets. For 1996, the European international long distance market was the largest in the world with approximately 28 billion minutes. The Company estimates that, during 1997, the market for long distance services and voice band data in the Western European countries in which the Company operates represented approximately $59.6 billion, with approximately $45.0 billion representing national long distance and approximately $14.6 billion representing international long distance. A substantial portion of the international traffic originating in Europe terminates in Europe or the United States where the Company has international gateway switches. As liberalization takes effect throughout Western Europe, the Company believes New Entrants will play a significant role in penetrating these markets.

         LEVERAGE ESTABLISHED MARKET PRESENCE AND LOCAL DISTRIBUTION NETWORK

         The  Company  established  an  early  presence  in  Western  Europe  to capitalize on the opportunities presented by deregulation of the telecommunications industry in Europe. As a result, the Company has gained substantial experience in the operational, technical, financial and logistical issues involved in building a network and sales force in Western Europe. To date, the Company has established sales offices in nine Western European cities and has established indirect sales offices, through arrangements with independent sales representatives and telemarketing agents, in more than 100 additional locations in Western Europe. The Company believes it is well positioned to identify and capitalize on increasing market opportunities in Western Europe and will continue to build and enhance its sales force and operations in Europe over the next few years and add products and services as telecommunications markets continue to deregulate.

         FOCUS ON SIGNIFICANT BASE OF SMALL AND MEDIUM-SIZED BUSINESSES

         The Company has established a retail customer base of small and medium-sized businesses and intends to continue to focus its retail marketing efforts on this market segment. In most European markets, small and medium-sized businesses account for a significant percentage of national and international calling traffic and the Company expects this segment will continue to provide a significant opportunity for the Company. In 1996, small and medium-sized businesses represented, on average, 60.0% of the total company revenues generated and, as of 1994, approximately 66.0% of the total workforce in the European Union ("EU") member states. The Company believes that small and medium-sized businesses are likely to be receptive to competitively priced bundled service offerings by New Entrants, such as those offered by the Company, because these businesses have traditionally been underserved by the ITOs, which offer their best rates and services primarily to higher-volume multinational business customers.

         ENHANCE REVENUE OPPORTUNITIES THROUGH CIRCE NETWORK

         The Company believes that the Circe Network will significantly expand the Company's ability to capitalize on opportunities presented by the deregulation of the European telecommunications market. First, the Circe Network will provide the Company with the ability to control the quality and scope of services to retail customers, while effectively competing on price. Second, the Company believes that deregulation of the continental European telecommunications market will lead to the creation of numerous New Entrants, principally consisting of resellers, as occurred in the United States and the United Kingdom following deregulation of the telecommunications markets in those countries. The Circe Network will enable the Company to capture a greater share of the expanding Western European telecommunications market by providing wholesale services to other New Entrants. Third, the Company believes that demand for data services will significantly outgrow existing capacity. The Circe Network will enable the Company to service the expanding need created by bandwidth intensive services.

         ESTABLISH LOW-COST POSITION THROUGH NETWORK OWNERSHIP AND CONTROL

         The Company believes it is critical to own or control key elements of its network in order to be a low-cost provider. By owning or controlling key elements of its network, the Company will be better able to control service offerings, quality, and transmission and other operating costs. As part of the Company's efforts to own key portions of its network, the Company (i) has purchased Indefeasible Rights-of-Use ("IRUs") or Minimum Investment Units ("MIUs") in digital fiber optic cable systems, (ii) has purchased POPs and switches, and (iii) assuming that the Company is able to raise the necessary funds, will construct the Circe Network. The Company also intends to acquire additional interests in submarine fiber optic cable originating in the United Kingdom and connected to other EU member states in which the Company has a local presence. The Circe Network's advanced fiber and transmission electronics are expected to provide lower installation, operating and maintenance costs than older fiber optic systems generally in commercial use today. In addition, to offset the construction costs of the Circe Network, the Company intends to sell IRUs on the Circe Network for cash or in exchange for IRUs on other cable systems.

         CAPITALIZE ON EXPANDING DATA NEEDS

         The majority of the Company's revenue is currently derived from international long distance services. As liberalization leads to more favorable interconnection rates in Western Europe, the Company intends to offer national long distance services in additional Western European countries. Network infrastructure ownership will facilitate the Company's entry into new products, such as data products including frame relay, Internet and ATM services, which are more bandwidth and transmission intensive. According to industry sources, bandwidth demand for data in the U.S. is currently growing approximately 10 times faster than voice and the Company expects this trend to develop in Europe as competitively priced capacity becomes available. The Company believes that there will be substantial demand for data products by small and medium-sized businesses, and that a bundled service offering of national and international data and voice services will be attractive to this targeted customer base.

         LEVERAGE NETWORK THROUGH CARRIER SALES

         In order to complement and efficiently utilize capacity on Viatel's network, the Company sells switched minutes to wholesale customers and other resellers in the United States and the United Kingdom. The Company believes that the sale of switched minutes to such customers is an effective means of achieving network efficiencies. The Company believes that its acquisition of Flat Rate Communications, Inc. ("Flat Rate"), a United States based international telecommunications company that markets capacity to other carriers, further enhances the Company's network efficiency, builds scale and provides the Company with the critical mass necessary to compete in today's competitive telecommunications markets.

         PURSUE ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

    To date, the Company's growth primarily has been internally generated and managed. In addition to systematically expanding the Company through internal growth, the Company intends to expand its services and network capabilities through acquisitions, investments and strategic alliances. The Company believes that such acquisitions, investments and strategic alliances are an important means of increasing network traffic volume and achieving lower termination costs and desired economies of scale.

MARKET OPPORTUNITIES

         International telecommunications is one of the fastest growing segments of the long distance industry, having experienced a compounded growth in total minutes of 14% per annum from 1989 to 1996, and is expected to continue growing at a rate of approximately 13% per annum through the year 2000. Based upon this estimate, worldwide international long distance traffic is projected to grow from 70 billion minutes in 1996 to over 114 billion minutes by the year 2000. For 1996, the European international long distance market was the largest in the world with approximately 28 billion minutes or 40% of international calling volume originating in Europe. A substantial portion of the traffic originating in Europe terminates in Europe or the United States where the Company has international gateway switches.

                                          INTERNATIONAL TRAFFIC PATTERNS

                                                                         EUROPE*         USA          OTHER
                                                                         -------         ---          -----

Belgium..............................................................     75.5%           3.7%        20.8%
Netherlands..........................................................     69.0            6.2         24.8
Germany..............................................................     42.7            6.0         51.4
France ..............................................................     53.5            5.7         40.8
Italy................................................................     54.4            9.1         36.5
Spain................................................................     53.9            4.1         42.0
United Kingdom ......................................................     36.8           14.4         48.8
-----------

* Europe-EU member states and Switzerland.
Source: TeleGeography 1997.

         The Company estimates that, during 1997, the market for total long distance voice and voice band data in the Western European countries in which the Company operates represented approximately $59.6 billion, with $45.0 billion representing national long distance and approximately $14.6 billion representing international long distance. In many EU member states, the ability to provide telecommunications services was liberalized on January 1, 1998. The Company believes that regulatory liberalization in Western Europe and technological advancements eventually will lead to market developments similar to those that have occurred in the United States and the United Kingdom following deregulation, including an increase in both international and national traffic volume, reduced prices, increased service offerings and the emergence of New Entrants. By 1995, New Entrants had amassed approximately 19% of the United States long distance market, from approximately 10% in 1984. In addition, from 1991 to 1995, the number of competitors in the United Kingdom grew from 2 to 120.

         The Company believes there is a shortage of cross-border capacity in Europe. Most infrastructure in Europe is owned and operated by the ITOs. Under the traditional system of carrying cross-border telecommunications traffic in Europe, no ITO developed end-to-end cross-border circuits. Instead, an international call is carried by the ITO in the country where the call originates and is passed off to the ITO in the country in which the call terminates pursuant to bilateral agreements. Cable systems have historically been built by a consortia of ITOs and certain other carriers under the "Club" system. The Club system has traditionally had no incentive to (i) upgrade capacity to provide access to new carriers since their respective needs were met, or (ii) sell capacity on a cost-effective basis to other carriers. In addition, landing stations associated with these Club systems have traditionally been controlled by the ITO members and, in instances where capacity is sold, other carriers have been required to negotiate "back haul" arrangements in order to achieve access to the Club systems. The Company believes the system of bilateralism and the construction of cable systems by the "Club" has resulted in a serious shortage of cross-border capacity in Europe. Moreover, growth in bandwidth intensive services will further fuel the need for bandwidth. According to industry sources, the bandwidth demand for data in the United States is currently growing at the rate approximately 10 times faster and the Company expects this trend to develop in Europe as competitively priced capacity becomes available.

         There are currently two private systems carrying cross border traffic currently in operation, Ulysses, which is owned by WorldCom, Inc. ("WorldCom"), and Europe Railtel B.V. cable system ("Hermes"). When completed, Ulysses will be an approximately 1,800 route kilometer Pan-European fiber optic network connecting London, Amsterdam, Brussels and Paris. Hermes is currently an approximately 2,600 route kilometer fiber optic network connecting London, Rotterdam, Amsterdam, Antwerp, Brussels, Paris, Dusseldorf and Frankfurt. The Company believes that neither Ulysses nor Hermes are currently selling capacity on an IRU basis to other carriers. However, Hermes is currently leasing capacity to carriers and New Entrants at prices which are attractive compared to those offered by the ITOs, but remain significantly higher than actual costs. In addition to Hermes and Ulysses, Esprit Telecom Group plc is continuing its Pan-European build out, Fibernet Group plc has built a 35 city network, primarily in the United Kingdom, and Level 3 Communications is planning to launch a Pan-European network. Cable & Wireless has also announced its intention to invest significant resources in European telecommunications facilities and other companies, such as "Unisource" (an alliance among Telia of Sweden, Swiss Telecom PTT and KPN of The Netherlands) and "Global One" (an alliance among Sprint, France Telecom and Deutsche Telekom), have announced their intention to continue to focus on the European telecommunications market. The Company believes that the Circe Network will provide a valuable opportunity to market capacity to other carriers on an attractive cost-efficient IRU basis and to New Entrants on an IRU or long-term lease basis.

     The Company believes that a substantial part of the capacity on existing routes has a number of deficiencies including (i) high costs, (ii) lack of end-to-end quality control, (iii) limited availability of bandwidth, (iv) long lead times for provisioning, (v) lack of redundancy and (vi) long delays for restoration. While there have been significant reductions in leased line costs as a result of deregulation, these deficiencies are exacerbated by the increase in demand for bandwidth from New Entrants, thereby resulting in artificially and significantly higher costs. The Company believes there is a significant opportunity to provide cost-effective bandwidth to New Entrants.

SERVICES

         The Company currently provides competitively priced long distance services with value-added features that typically have not been provided by the respective ITO in many of the countries in which the Company operates. The Company's services include Voice Telephony (defined as the commercial provision for the public of the direct transport and switching of speech in real-time between public switched network termination points, enabling any user to use equipment connected to such a network termination point to communicate with another termination point) (where legally permissible), virtual private networks, dedicated access for high volume users, calling cards, fax service and the provision of switched minutes to wholesale customers. The value-added features provided by the Company include itemized and multicurrency billing, abbreviated dialing and multiple payment methods. See "- The Viatel Network."

         The Company's principal services include:

         VIACALL - a service permitting domestic and international calling to more than 230 countries and territories through switched access. This service is currently marketed exclusively in Germany, the United Kingdom and The Netherlands where the Company has full interconnection and a national operator's license.

         VIACALL PLUS - provides dedicated access via a leased line from the customer to the Viatel Network, permitting calling without dialing access or location codes.

         VIACALL EXPRESS - provides a paid (local) access or toll free number programmed to dial an existing phone number or system, generally in another country, without the need for special circuits or modifications.

         VIAPN - enables virtual private network calling to a pre-defined group of locations within a closed user group that can be modified as required, subject only to regulatory limitations.

         VIAISDN - permits domestic and international calling to more than 230 countries and territories through switched access via Integrated Services Digital Network ("ISDN") lines. In Spain, this service is restricted to fax and voice band data pending the liberalization of the Spanish market.

         VIACONNECT - provides "anywhere to anywhere" international callback access through manual, automatic, X.25 or Internet initiated callback. These services are also offered with international toll-free ("ITF") access, subject to pricing considerations.

         VIAGLOBE - provides calling card access from more than 50 countries. In addition to offering savings over the calling cards of AT&T, MCI and other providers of credit-based international calling cards, VIAGLOBE provides 24-hour operator assistance and speed dialing.

         VIACARD - is a prepaid international debit card which provides many of the same features as VIAGLOBE on a prepaid basis.

         The Company expects to begin offering data services during the second half of 1998. The Company currently anticipates that it will incur approximately $20.0 million of capital expenditures in 1998 and approximately $10.0 million in 1999 in developing such services. There can be no assurance that the Company will be able to launch data services in the second half of 1998 or thereafter or that, if launched, such services will be successful.

         On January 1, 1998, the market for Voice Telephony was liberalized in all EU member states where the Company currently does business, with the exception of Spain. Seven EU member states, including Belgium, Germany and Italy have been sued by the EC for their failure to timely implement EU directives implementing the deregulation of Voice Telephony. See "- Government Regulation."

THE VIATEL NETWORK

         The Company currently operates one of the largest Pan-European networks, with international gateway switching centers in New York and London, which are connected by Company-owned digital fiber optic transmission facilities and has developed an integrated digital, switch-based telecommunications network with thirty locations in Western Europe including switches in Amsterdam (The Netherlands), Barcelona and Madrid (Spain), Antwerp and Brussels (Belgium), Frankfurt (Germany), Milan and Rome (Italy) and Paris (France) and additional POPs as follows: Bilboa, Gerona, Majorca, Tarragona and Valencia (Spain); Leuven (Belgium); Bordeaux, Lyon, Marseille and Toulouse (France); Geneva (Switzerland); Rotterdam (The Netherlands); Berlin, Hamburg, Stuttgart and Wiesbaden (Germany); Brescia, Florence, Genoa and Vicenza (Italy); connected by leased, digital fiber optic transmission facilities (together with the switches located at its international gateway switching center in London, the "European Network"). The European Network, together with the Company's switches located at its international gateway switching center in New York and POPs in Miami, Florida and Omaha, Nebraska is referred to as the "Viatel Network". The Viatel Network employs four Nortel DMS 100e switches, one Nortel DMS 300 switch, six Wyatt/Reuters MRX-2000 switches and three call reorigination switches. The Company intends to install additional POPs in cities with both significant calling activity directed to the Company's switched-based cities and significant potential for originating and terminating international and domestic long distance traffic as required for interconnection with other carriers.

         Access to the Company's services is obtained either through "switched access" or "dedicated access." Switched access requires the use of: (i) carrier selection (e.g., "1623" in the Netherlands), which requires the Company to pay the ITO at a discounted rate for the cost of accessing the Company's services;
(ii) paid access, which requires the customer to pay the ITO for the cost of accessing the Company's services; (iii) callback, which enables the customer to receive a return call providing a dial tone originated from the Company's Omaha, Nebraska switching center; (iv) ITF, which accesses the Company's Omaha, Nebraska switching center by direct dial; or (v) national toll free, which accesses a local switch in the European Network. Customers using dedicated access are connected to a Company switch or POP by a private leased line connected to the customer's premises. Carrier selection and dedicated access are the Company's access method of choice in countries where the Company has achieved full interconnection with the ITO. At this time, the Company has interconnection agreements with the following ITOs: British Telecom (United Kingdom), KPN (The Netherlands) and Deutsche Telekom (Germany). The Company also has interconnection agreements with the following carriers: Cable & Wireless (United Kingdom), Infostrada (with 32 POPs) (Italy) and ECN Telecommunications (with 28 POPs) (Germany). Currently, substantially all of the Company's small and medium-sized business customers use one or more forms of switched access.

         The Company's ownership of switches reduces its reliance on other carriers, enables routing of telecommunications traffic over multiple transmission paths, aids in controlling costs and permits the compilation of call record data and other customer information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures; Commitments."

    THE EUROPEAN NETWORK. The European Network currently consists of an international gateway switching center in London and switches in the nine Western European cities mentioned above. These cities were chosen as switch locations due to the substantial number of international calls originating from such cities. The European Network has been primarily used for call origination. The Company anticipates increasing use of the European Network to transport calls in Western Europe. See "- Carrier Contracts."

    PRIVATE LINE CIRCUITS. The Company's nine switches in Western Europe are currently connected to its international gateway switching center in London by private line circuits. Private line circuits are permanent point-to-point connections for voice and data transmissions and, when certain levels of volume are reached, are a less expensive alternative to the public switched telephone network ("PSTN"). The private line circuits connecting the Company's switches to the international gateway switching center in London are leased directly, or indirectly through third parties, from the ITOs in the countries in which such calls originate.

         As part of the Company's concerted effort to convert leased capacity to owned capacity for the purpose of improving operating margins, the Company has continued to purchase IRUs or MIUs in digital fiber optic cable systems, including IRUs in (i) CANUS-1/CANTAT-3 (8.196 megabits per second ("Mb/s"), a transatlantic cable originating in the United States, Canada and the United Kingdom, (ii) TAT-12/13 (8.196 Mb/s), a transatlantic cable originating in the United States, the United Kingdom and France, (iii) Atlantic Crossing 1 (155.5 Mb/s), a transatlantic cable originating in the United States and the United Kingdom, and (iv) Gemini (44.7 Mb/s), a transatlantic cable originating in the United States and the United Kingdom, and MIUs in Fiberoptic Link Around the Globe (18.440 Mb/s), a cable originating in, among other places, the United Kingdom, Italy and Spain. The Company also intends to acquire additional interests in cross-channel digital fiber optic cable originating in the United Kingdom and connected to other EU member states in which the Company has a physical presence. These cables will be used for transmission of traffic between the United States and Europe and within Europe, resulting in improved service quality at lower cost.

    SWITCHING PLATFORMS. The Viatel Network utilizes "intelligent switches" which incorporate software designed to achieve least cost routing, the process by which the Company enhances the routing of calls over the Viatel Network for more than 230 countries and territories. Least cost routing is designed to allow calls that are not routed over the Viatel Network to be routed directly from the Company's switches through the PSTN to their destinations at the lowest rates.

         The Viatel Network uses high capacity digital switching platforms designed to provide services quickly and cost-effectively. The switches are modular and scaleable and incorporate among the most advanced technologies such as self-diagnosis ISDN, hierarchical call control and dynamic network management software. These switches, currently consisting of four Nortel DMS 100e switches, one Nortel DMS 300 switch, six Wyatt/Reuters MRX-2000 switches and three call reorigination switches, which can also provide a bridge between older and emerging standards. As the Viatel Network continues to evolve, the installed base of switches can be augmented or upgraded easily to create a cost effective, scaleable network.

         By combining the Company's international gateway switching centers in New York and London with its transatlantic fiber optic cable capacity, the Company believes that it will be able to provide customers with improved quality, while lowering its transmission costs.

    NETWORK OPERATIONS CENTERS. The Company currently monitors the activity of the Viatel Network from Omaha, Nebraska in the United States and London in Europe. The Company will monitor the activity of its network later in 1998 from dual Network Operations Centers (each a "NOC") located in London and the greater New York metropolitan area. These NOC's are to be fully fitted with sophisticated surveillance and control capability, fraud detection and real time transmission quality enhancements. The Company's Omaha, Nebraska site will continue to house its back office systems of support of NOC's and the Viatel Network. Each NOC will be capable of acting as a full backup to the other. Each NOC will also allow "full view" capability and will have the ability to perform remote diagnostics and testing on key elements of the Viatel Network, including the Circe Network, if constructed.

CIRCE NETWORK

         As part of the Company's strategy to own or control key elements of its network infrastructure, the Company is currently seeking capital in order to develop the Circe Network, which will link London, Paris, Brussels, Antwerp,

Rotterdam and Amsterdam. There can be no assurance, however, that the Company will be able to raise the funds necessary to develop the Circe Network in a timely fashion, if at all. The Circe Network will be a high quality, high capacity bi-directional, self-healing ring, utilizing advanced SDH and DWDM technologies. The Circe Network is expected to have approximately 1,850 route kilometers, including 320 route kilometers of undersea fiber optic cable. The development and operational start-up of the Circe Network is estimated to cost approximately $330.0 million, based upon an existing route study. Assuming the necessary funds are raised by mid-April 1998, the Company expects to commence construction of the Circe Network in the Spring of 1998 and to place the system in operation during the first quarter of 1999. The Circe Network will be deployed along various rights-of-way, including motorways, railways, waterways and pipelines through a combination of new digs and the acquisition of dark fiber. Key characteristics of the Circe Network will include:

                  STATE-OF-THE-ART   TECHNOLOGY.   The  Company   will   install
         state-of-the-art, technologically advanced equipment in a uniform configuration throughout the entire Circe Network, which will provide a Pan-European SDH self-healing ring. The Circe Network will use laser-generated light to transmit bi-directionally over fiber optic glass strands with an initial capacity at 20 gigabits per second ("Gb/s"). In connection with the development and construction of the Circe Network, the Company will be upgrading its NOCs to enable near real time monitoring and reconfiguration of its network.

                  HIGH SECURITY AND RELIABILITY. The Circe Network is being designed for high security and reliability, based upon (i) a self-healing system that will allow for instantaneous restoration, virtually eliminating down time in the event of a fiber cut, (ii) fiber cable generally installed in high-density polyethylene conduits on terrestrial portions of the system and (iii) advanced cable armoring techniques on the submarine portions of the system.

                  ADDITIONAL CAPACITY AND FLEXIBILITY. The Circe Network's high-density network architecture may be upgraded, without service interruption, to 160 Gb/s (16 STM-64) through the use of DWDM and bi-directional multi-wavelength optical amplifiers, to support future demand for bandwidth intensive data applications such as frame relay, Internet and ATM services. The Company is currently marketing capacity on the system to other telecommunications carriers and New Entrants. If constructed, the Circe Network will enable the Company to expand the reach of its existing network to additional strategic destinations through the exchange of capacity on the Circe Network for capacity on other fiber optic systems.

         The Company began planning the Circe Network in the Fall of 1997 and retained MK International Limited ("MKI"), a subsidiary of WorldCom, to perform a feasibility study and to propose a terrestrial route for the Circe Network. On January 28, 1998, the Company received a preliminary route study from MKI which identifies (i) the preferred rights-of-way in each country in which the Circe Network will be constructed, as well as alternative routing options, (ii) procedures for obtaining all permits, licenses and other regulatory requirements necessary to allow the system to be installed along the preferred route and
(iii) construction methodology and associated risk analysis. The existing route study is flexible and may be altered in order to reduce construction costs or the time required to place the Circe Network in operation.

         On March 13, 1998, the Company executed a binding letter of intent and term sheet with Bechtel International, Inc. ("Bechtel"), pursuant to which Bechtel was engaged by the Company to manage the construction of the system. Under the terms of the letter of intent, Bechtel will have overall responsibility for the procurement for, and the arranging and administering of, the engineering, construction, commissioning and testing of the Circe Network. For its services, Bechtel will be paid a fee equal to the sum of (i) its Recoverable Costs (as defined), which include hourly costs for personnel, other direct costs such as costs associated with travel, costs of all equipment and all costs associated with consultants, subcontractors and other outside services and facilities, the costs of all equipment, materials and supplies used or consumed in the performance of its services and all duties, excises, assessments, levies, taxes, imposts and licenses arising out of the performance of its services; (ii) agreed upon fees upon the completion of each of the four major segments into which the Circe Network has been divided; and (iii) specified fees upon the acquisition of at least 95% of the rights-of-way and wayleaves required in each of the four countries in which the Circe Network is proposed to be constructed.

Under the terms of the letter of intent, Bechtel has committed to a ready-for-service date of December 31, 1998. In the event that Bechtel fails to achieve a specified ready-for-service date for any of the four segments, it will be subject to certain specified liquidated damages in an amount up to the total fee pool for the segment, and if it completes the construction of a segment prior to its scheduled ready-for-service date, Bechtel will be entitled to certain agreed upon incentive payments.

         The Company has also executed a binding letter of intent and term sheet with Alcatel Submarine Networks ("ASN"), dated March 18, 1998, under which ASN has agreed to procure, install and test, on a fixed price, date certain basis, optical fiber for the submarine portions of the Circe Network. In addition, the Company has a binding letter of understanding with Nortel Telecom, Inc.
("Nortel"), executed on March 5, 1998, for the engineering, manufacturing, testing, installation and commissioning of transmission equipment and related network management systems for the Circe Network at a fixed price. Each of the agreements with ASN and Nortel establishes maximum contract prices and provides for the payment of liquidated damages in the event that the respective contractor fails to meet agreed upon ready-for-service dates (November 30, 1998 in the case of each agreement and December 1998 in the case of each Nortel agreement).

         The Company intends to employ DWDM technology, which is among the latest commercial advancements in optical physics, on the Circe Network. DWDM is an advancement over basic wave division multiplexing. With DWDM technology, more light waves can be transmitted though fiber on the cable thereby permitting the transfer of greater amounts of information at lower cost than with previous fiber optic technology. DWDM is a proven technology currently utilized with increasing frequency in the telecommunications industry. The Company's switching platform is largly Nortel-based, and fully compatible with the electronics to be utilized on the Circe Network. The contemplated package of electronics to be purchased from Nortel includes the INM Network management system which is multi-vendor capable.

         If constructed, the Circe Network will replace the high-cost low-bandwidth leased lines currently used by the Company to interconnect its switches in London, Paris, Amsterdam, Antwerp and Brussels and its POP in Rotterdam. Carriers purchasing IRUs will interconnect with the Circe Network at optical interconnection points, which will be strategically located at sites along the ring, permitting easy access to the system at minimal cost.

         If constructed, the operation of the Circe Network will be monitored by the Company's NOCs to be located in London and in the New York metropolitan area. These NOCs will also control, monitor and administer switches throughout the Viatel Network and will provide "full view" capability to the Company's maintenance staff, enabling the monitoring of the system, as well as the digital switches, on a real-time basis.

SALES AND MARKETING; CUSTOMERS

         The Company's principal target market consists of small and medium-sized businesses. This market includes trading companies, financial institutions, and import-export companies, for which long distance telecommunications service represents a significant business expense. Small and medium-sized businesses constitute a large and growing portion of the European economy and, in 1996, represented on average 60.0% of the total company revenues generated in the EU member states and, in 1994, represented approximately 66.0% of the total workforce. The Company believes that this customer segment offers significant market opportunities because it has been traditionally underserved by the ITOs and small and medium-sized businesses are more likely to be receptive to competitively priced bundled service offerings by New Entrants, such as those offered by the Company, than larger size businesses. The Company also targets carriers and other resellers.

         From 1991 to 1994, the Company's sales and marketing efforts were conducted by independent sales representatives in each of its markets. In late 1994, the Company began establishing its own direct sales forces in certain Western European and Latin American markets to take greater control over the sales and marketing functions and to provide a higher level of customer service. Currently, the Company has direct sales forces in the nine cities in Western Europe in which it has switches and has established indirect sales offices, through arrangements with independent sales representatives and telemarketing agents, in more than 100 additional locations in Western Europe. The Company has four sales professionals dedicated to marketing and maintaining the Company's relationships with its wholesale customers in the United States and in the United Kingdom. In Europe, the Company's sales and marketing staff is currently divided into two categories: direct sales representatives and indirect sales representatives. Direct sales representatives are responsible for face-to-face sales efforts to accounts with $500 per month of revenue potential and indirect sales representatives are responsible for telesales to accounts with less than $500 per month of revenue potential.

         The Company's direct sales personnel are currently compensated on a salary and commission basis, with potential commissions being paid on the basis of revenues generated by new customers solely during their first three months as a customer of the Company. After such three month period, the customer is turned over to "pro-active account managers" or "PAMs" who manage the account and are compensated based on the monthly growth of such account above certain minimum requirements. The Company believes that this compensation structure provides maximum incentive to the Company's direct sales force to continue to grow the Company's customer base and revenue.

         The Company's independent sales representatives are retained on a non-exclusive/commission-only basis, with commissions being subject to charge back for revenues not collectible by the Company. The Company believes that its relationship with its independent sale representatives is good.

         The Company has recently instituted a sales force training program which is designed to further educate the Company's sales personnel regarding the Company's products and services and to improve their marketing skills. As liberalization of the telecommunications markets in EU member states continues, the Company anticipates that it will begin to supplement its sales forces through the expanded use of various marketing techniques, including direct mail and targeted advertising and promotional efforts. In addition, as regulatory and marketing conditions warrant, the Company may begin to utilize partnership marketing as an additional marketing tool.

         The Company generally prices its retail services at a discount to the ITOs' prices in the various geographic markets. The wholesale rates charged are generally priced at or slightly below the market price of the leading United States international facilities-based carriers, but the Company does not offer a standard discount relative to any major carrier.

INFORMATION SYSTEMS

         The  Company   believes  that  integrated  and  reliable   billing  and
information systems are key elements for growth and success in the telecommunications industry. Accordingly, the Company has made significant investments to acquire and implement sophisticated information systems which are designed to enable the Company to: (i) monitor and respond to customer needs by developing new and customized services; (ii) manage lease cost routing; (iii) provide customized billing information; (iv) provide high quality customer service; (v) detect and control fraud; (vi) verify payables to suppliers; and
(vii) rapidly integrate new customers. The Company believes that its network intelligence, billing and financial reporting systems enhance its ability to competitively meet the increasingly complex and demanding requirements of the international and national long distance markets. While the Company believes that such systems are currently sufficient for its operations, such network intelligence, selling and financial reporting systems will require routine upgrades and ongoing investments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Results - Dependence on Effective Information Systems; Year 2000 Technology Risks."

         The Company currently has a turnaround time of approximately 48 hours for new account entry, subject to credit approval. The Company's billing system provides multicurrency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. Customers are provided with several payment options, including automated credit card processing and automated direct debiting.

         The Company has developed software to provide telecommunications services and render customer support. In certain cases, the software used to support the Company's services may reside outside of the switches and, therefore, is not reliant on a third party switch manufacturer for upgrades or support. Each switch has a call detail recording function which is designed to enable the Company to: (i) achieve accelerated collection of call records; (ii) detect fraud and unauthorized usage; and (iii) permit rapid call detail record analysis. See "- The Viatel Network - Switching Platforms."

         The Company also uses proprietary software to assist in analyzing traffic patterns and determining network usage and busy hour percentage, originating traffic by switching center, terminating traffic by supplier and originating traffic by customer. This data is utilized to provide least cost routing, which may result in call traffic being transmitted over the Company's transmission facilities, other carriers' transmission facilities or a combination of such facilities. If traffic cannot be handled over the least cost route due to overflow, the least cost routing system is designed to transmit the traffic over the next least cost route. The least cost routing system chooses among the following variables to minimize the cost of a long distance call over 15 different suppliers and multiple choices of terminating carrier per country. The performance of the least cost routing system is verified based on a daily overflow report generated by the Company's network traffic management and a weekly/monthly average termination cost report generated by the Company's billing system. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Results - Dependence on Effective Information Systems; Year 2000 Technology Risks."

CARRIER CONTRACTS

         The Company has entered  into  contracts  to purchase  switched  minute capacity from various domestic and foreign carriers and depends on such contracts for origination and termination of traffic on the Viatel Network as well as for resale of such capacity to others. Carrier costs constitute a significant portion of the Company's variable costs. Pursuant to these contracts, the Company obtains guaranteed rates, which are generally more favorable than otherwise would be available, by committing to purchase switched minute minimums from such carriers. If the Company fails to meet its switched minute minimum requirements under a carrier contract, it would still be required to pay its minimum monthly commitment as a penalty. The Company's aggregate annual minimum commitments are approximately $14.0 million. The Company does not believe that the loss of any one supplier or contract would have a material adverse impact on the Company's business, financial condition or results of operations. See "- Competition."

COMPETITION

         The international telecommunications industry is highly competitive and is characterized by substantial on-going price declines. For example, France Telecom has obtained approval to reduce retail prices by 9% during each of 1997 and 1998 and 4.5% during each of 1999 and 2000. Deutsche Telekom has announced that it intends to reduce retail long distance prices by up to 40%. Neither of these ITOs has reduced or is expected to reduce wholesale prices to the same extent. These pricing policies have created substantial pressure on the Company's gross margins. The Company's success depends upon its ability to compete with other telecommunications providers in each of its markets. These providers include the ITO in each country in which the Company operates, such as British Telecom, France Telecom, Belgacom and Telecom Italia, and global alliances among some of the world's largest telecommunications carriers, such as Uniworld, AT&T's World Partners alliance with Unisource, "Concert" (an alliance between British Telecom and MCI), Global One and the recently announced alliance among WorldCom, MCI and Telefonica de Espana. Other potential competitors include cable communications companies, wireless telephone companies, electric and other utilities with rights-of-way, railways, microwave carriers and large end users which have private networks. The intensity of competition and price declines has increased over the past several years and the Company believes that such competition and price declines will continue to intensify, particularly in Western Europe where liberalization of the telecommunications markets continues. Many of the Company's current and potential competitors have substantially greater financial, marketing and other resources than the Company. If the Company's competitors devote significant additional resources to the provision of international or national long distance telecommunications services to the Company's target customer base of small and medium-sized businesses, such action could have a material adverse effect on the Company's business, financial condition and results of operations and there can be no assurance that the Company will be able to compete successfully.

         Because all of the Company's current and intended European markets (other than the United Kingdom) have only recently liberalized or still are in the process of liberalizing the provision of Voice Telephony, customers in most of these markets are not accustomed to obtaining services from competitors to ITOs and may be reluctant to use emerging telecommunications providers, such as the Company. In particular, the Company's target customer base of small and medium-sized businesses with significant international calling needs, may be reluctant to entrust their telecommunications needs to new operators that are believed to be unproven. In addition, in continental Europe, certain of the Company's competitors (including the ITOs) provide potential customers with a broader range of services than the Company can offer due to existing regulatory restrictions.

         Competition for customers in the telecommunications industry is primarily based on price and quality of services offered. The Company prices its services primarily by offering discounts to the prices charged by ITOs and other major competitors. However, prices for international long distance calls have decreased substantially over the past few years in the markets in which the Company currently maintains operations or in which it expects to establish operations. Some of the Company's larger competitors may be able to use their greater financial resources to cause severe price competition in the countries in which the Company operates or expects to operate. It appears that Western European ITOs are responding to deregulation more rapidly and aggressively than occurred after deregulation in the United States and the United Kingdom. The Company expects that prices for its services will continue to decrease for the foreseeable future and that ITOs and other dominant telecommunications providers will continue to improve their product offerings. The improvement in product offerings and service provisions by the ITOs, as well as the liberalization of Voice Telephony and infrastructure which has commenced in certain EU member states, could similarly have a material adverse effect on the competitiveness of the Company to the extent that the Company is unable to provide similar levels of offerings and services. If the ITO in any jurisdiction uses its competitive advantages to their fullest extent, the Company's operations in such jurisdiction would be adversely affected. Furthermore, the marginal cost of carrying calls over fiber optic cable is extremely low. As a result, certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be significantly more expensive than local calls. In addition, certain carriers, including AT&T, are implementing plans to offer telecommunications services over the Internet at substantially reduced prices. Any price competition could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that the ITOs generally have certain competitive advantages that the Company and other competitors do not have due to their control over local connectivity. The Company relies on the ITO for access to the PSTN and the provision of leased lines, and the failure of the ITOs to provide such access or leased lines at reasonable pricing could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operatios - Certain Factors Which May Affect the Company's Future Results - Rapidly Changing Industry, Technology and Customer Requirements;
Significant Price Declines." The reluctance of some national regulators to accept liberalizing policies, grant regulatory approvals that would result in increased competition for the local ITO and enforce access to ITO networks and essential facilities could have a material adverse effect on the Company's competitive position. There can be no assurance that the Company would be able to compete effectively in any of its markets. See "Item 7. Management's
Discussion  and  Analysis of  Financial  Condition  and Results of  Operations -
Certain Factors Which May Affect The Company's Future Results - "- Rapidly Changing Industry, Technology and Customer Requirements; Significant Price Declines."

GOVERNMENT REGULATION

         OVERVIEW. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which the Company currently operates and intends to operate. The interpretation and enforcement of such laws and regulations varies and could limit the Company's ability to provide certain telecommunications services in certain markets. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable laws and regulations or that other regulatory activities will not have a material adverse effect on the Company's business, financial condition and results of operations.

         INTERNATIONAL TRAFFIC. Under the World Trade Organization ("WTO") Basic Telecom Agreement (the "WTO Agreement"), concluded on February 15, 1997, 69 countries comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, 59 of these countries have subscribed to specific procompetitive regulatory principles. The WTO Agreement became effective on February 5, 1998 and is expected to be implemented by most signatory countries in 1998, although there may be substantial delays. The Company believes that the WTO Agreement will increase opportunities for the Company and the Company's competitors. However, the precise scope and timing of the implementation of the WTO Agreement remain uncertain and there can be no assurance that the WTO Agreement will result in beneficial regulatory liberalization.

         On November 26, 1997, the Federal Communications Commission (the "FCC") adopted a new order (the "Foreign Participation Order") to implement the U.S. obligations under the WTO Agreement. In the Foreign Participation Order, the FCC adopted an open entry standard for carriers from WTO member countries, generally facilitating market entry for such applicants by eliminating certain existing tests. These tests remain in effect, however, for carriers from non-WTO member countries. Petitions for reconsideration of the Foreign Participation Order are pending at the FCC.

         International carriers serving the United States, including the Company, remain subject to the FCC's international settlement policies including new rules adopted by the FCC regarding international settlement rates (the "International Settlement Rates Order") which became effective on January 1, 1998. The international accounting rate system allows a U.S. facilities-based carrier to negotiate an "accounting rate" with a foreign carrier for handling each minute of international telephone service. Each carrier's portion of the accounting rate (usually one-half) is referred to as the settlement rate. The new International Settlement Rates Order generally requires U.S. facilities-based carriers to negotiate settlement rates with their foreign correspondent at no greater than FCC established "benchmark" prices. Historically, international settlement rates have vastly exceeded the cost of carrying telecommunications traffic. In addition, the International Settlement Rates Order imposed new conditions upon certain carriers, including the Company. First, the FCC conditioned facilities-based authorizations for service on a route on which a carrier has a foreign affiliate upon the foreign affiliate offering all other U.S. carriers a settlement rate at or below the relevant benchmark. The Company's foreign affiliate in the United Kingdom satisfies this condition. Second, the FCC conditioned any authorization to provide switched services over either facilities-based or resold international private lines upon the condition that at least half of the facilities-based international message telephone service traffic on the subject route is settled at or below the relevant benchmark rate. This condition applies whether or not the licensee has a foreign affiliate on the route in question. In the Foreign Participation Order described above, however, if the subject route does not comply with the benchmark requirement, a carrier can demonstrate that the foreign country provides "equivalent" resale opportunities. Accordingly, since the February 9, 1998 effective date of the Foreign Participation Order, the Company has been permitted to resell private lines for the provision of switched services to any country that either has been found by the FCC to comply with the benchmarks or has been determined to be equivalent. The Company, however, will require prior FCC approval in order to provide resold private lines to any country in which it has an affiliated carrier that has not been found by the FCC to lack market power. Many parties have appealed the International Settlement Rates Order to the U.S. Court of Appeals for the D.C. Circuit or have filed petitions for reconsideration with the FCC. These proceedings are still pending. The Company cannot predict the outcome of this appeal and its possible impact on the Company.

         Increasing regulatory liberalization in many countries' telecommunications markets now permits more flexibility in the way the Company can route calls. Although certain FCC rules limit the way in which some international calls can be routed, the Company does not believe that its network configuration, specifically the way in which traffic is routed through its facilities in the United Kingdom, is specifically prohibited by or undermines in any way the intent of these rules. It is possible, however, that the FCC could find that the Company's network configuration violates these rules. If the Company were found to be in violation of these routing restrictions, and if the violation were sufficiently severe, it is possible that the FCC could impose sanctions and penalties upon the Company.

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

         EUROPEAN  UNION.  The EU  consists  of  the  following  member  states:
Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. The EU was established by the Treaty of Rome and subsequent treaties. EU member states are required to implement directives issued by the European Commission ("EC") and the European Council by passing national legislation. If an EU member state fails to effect such directives with national (or, as the case may be, regional, community or local) legislation and/or fails to render the provisions of such directives effective within its territory, the EC may take action against the EU member state, including in proceedings before the European Court of Justice, to enforce the directives. Private parties may also bring actions against EU member states for failures to implement such legislation.

         The EC and European Council have issued a number of key directives establishing basic principles for the liberalization of the EU telecommunications market. The general framework for this liberalized environment has been set out in the EC's Services Directive (the "Services Directive") and its subsequent amendments, including, in particular, the Full Competition Directive which was adopted in March 1996 (the "Full Competition Directive"). This basic framework has been advanced by a series of harmonization directives, which include the so-called Open Network Provision directives, as well as two additional directives adopted in 1997, the Licensing Directive of April 1997 and the Interconnection Directive of June 1997, which address the achievement of universal service.

         The Services Directive directed EU member states to permit the competitive provision of all telecommunications services with the exception of Voice Telephony (which does not include value-added services and voice services within closed user groups) and certain other services that have been gradually liberalized through subsequent amendments to the Services Directive. The EC has generally taken a narrow view of the services classified as Voice Telephony, declaring that member states may not maintain monopolies or special operating rights on voice services that (i) confer new value-added benefits on users (such as alternative billing methods), (ii) are provided through dedicated customer access (e.g., by leased lines) or (iii) are limited to a group having legal, economic or professional ties.

         The Full Competition Directive amended the Services Directive to set January 1, 1998 as the date by which all EU member states were required to remove all remaining restrictions on the provision of telecommunications services and telecommunications infrastructure, including Voice Telephony. Certain derogations from compliance with this timetable have been granted. The derogations granted by the EC are as follows: Luxembourg (July 1, 1998), Spain (November 30, 1998), Ireland (January 1, 2000), Portugal (January 1, 2000) and Greece (January 1, 2001).

         The Licensing Directive sets out framework rules for the procedures associated with the granting of national authorizations for the provision of telecommunications services and for the establishment or operation of any infrastructure for the provision of telecommunications services. It distinguishes between "general authorizations," which should normally be easier to obtain since they do not require an explicit decision by the national regulatory authority, and "individual licenses." Individual licenses may only be imposed where the licensee is to acquire access to scarce resources (for example, radio spectrum) or is to be subject to particular obligations or benefits  from  particular  rights.  Accordingly,  EU member  states  may impose individual license requirements for the establishment and operation of facilities-based networks and for the provision of Voice Telephony, among other things. Consequently, operation of the European Network may require that the Company be subject to an individual licensing system rather than to a general authorization in the majority of EU member states.

         The Interconnection Directive sets out the regulatory framework for securing in the EU the interconnection of telecommunications networks. The Interconnection Directive requires member states to remove restrictions preventing negotiation of interconnection agreements, ensure that interconnection requirements are non-discriminatory and transparent and to ensure adequate and efficient interconnection for public telecommunications networks and publicly available telecommunications services. Several EU member states have chosen to apply the provisions of the Interconnection Directive within their jurisdictions in such a way as to give more favorable treatment to infrastructure providers and network operators than to switch-based carriers and resellers. Such distinctions must be objectively justified on grounds of the type of interconnection provided or because of relevant licensing conditions.

         The Interconnection Directive is due to be amended shortly to require EU member states (except those for whom derogations exist) to offer carrier pre-selection to their customers by January 1, 2000, and to introduce number portability (the ability of end-users to retain their numbers when changing carriers) for subscribers on the public switched network by January 1, 2000. Carrier pre-selection is only required to be made available by operators who enjoy significant market power within the market for interconnection over the fixed network.

         Each EU member state in which the Company currently conducts its business has a different regulatory regime and such differences are expected to continue. The requirements for the Company to obtain necessary approvals vary considerably from country to country.

         BELGIUM

         In December 1997, the Belgian Federal Parliament provided for full liberalization of the telecommunications sector on January 1, 1998. However, this law remains to be implemented by a considerable number of implementing Royal Decrees to be fully effective. For instance, the licensing conditions applicable to certain carriers, including the Company, require further implementing Royal Decrees.

         In the interim, there is a provisional licensing system, which effectively represents a barrier for many operators wishing to enter the Belgian market. The drafts of the Royal Decrees containing definitive licensing conditions also contain stringent requirements, such as the operator's commitment to invest 400 million Belgian Francs or to deploy 500 kilometers of transmission infrastructure within three years of the date the license is granted in order to be eligible for a public telecommunications network operator license. Furthermore, the draft Royal Decrees relating to Voice Telephony and to public telecommunications networks each contain stringent requirements, including a contribution of 1% of annual turnover in order to fund research and development and other initiatives.

         Notwithstanding these requirements (which may be modified by EC intervention), the Company intends to file applications in Belgium for the provision of Voice Telephony and for the establishment and operation of a public telecommunications network. The portion of the Circe Network proposed to be built in Belgium is expected to satisfy the infrastructure requirements described above.

         Belgium is one of the EU member states which differentiates between interconnection for infrastructure providers and network operators and switch-based carriers and resellers. The interconnection tariffs of Belgacom (Belgium's ITO), which has been officially approved by the Belgian Institute for Postal Services and Telecommunications ("BIPT"), provides more favorable interconnection rates for infrastructure providers and network operators than for switch-based carriers and resellers. If the Circe Network is constructed, the Company expects to qualify for these more favorable rates.

         The modified Belgian Telecommunications Law also provides for the creation of a Universal Service Fund, to be managed by the BIPT, to which operators may be required to contribute funds in proportion to their revenues from the Belgian telecommunications market. However, the Universal Service Fund system will not be activated before the year 2000, and then only insofar as: (i) Belgacom claims a compensation for being the universal service provider, (ii) the BIPT considers that universal service provision represents a net cost and
(iii) the Belgian Federal Government takes a formal decision to activate the Universal Service Fund. From 1998 onwards, the BIPT will "dry-run" the universal service costing model and keep operators informed of the contributions that they may be required to make if and when the Universal Service Fund is activated.

         FRANCE

         In July 1996, legislation was enacted providing for the immediate liberalization of all telecommunications activities in France, but maintaining a partial exception for the provision of Voice Telephony. Voice Telephony was subsequently fully liberalized on January 1, 1998.

         The establishment and operation of public telecommunications networks and the provision of Voice Telephony are subject to individual licenses, which are granted by the Minister in charge of telecommunications upon recommendation of France's new independent regulatory authority, the Autorite de Regulation des Telecommunications ("ART").

         In December 1997, the Company filed an application for a license as a public telecommunications network operator (under Article L33.1 of the French Code de Postes et Telecommunications) and provider of Voice Telephony services to the public (under Article L34.1 of the French Code de Postes et Telecommunications). The timing for the granting of the actual license remains uncertain, but should, in principle, not extend beyond the end of April 1998 as required by the EU Licensing Directive (a draft decree implementing the Licensing Directive in France is currently undergoing formal public comment).

         Should the Company be granted authorization to establish and operate a public telecommunications network, it will be subject to certain obligations, most notably in terms of non-discriminatory treatment of customers and an obligation to accept reasonable requests for interconnection from other carriers.

         France is also one of the EU member states which differentiates between interconnection for public telecommunications network operators, holding a L33.1 license, and Voice Telephony providers, holding a L34.1 license. The interconnection tariffs of France Telecom (France's ITO), which have been officially approved by ART, provide substantially more favorable interconnection rates for public telecommunications network operators than for Voice Telephony providers.

       GERMANY

         The German Telecommunications Act of July 25, 1996 liberalized all telecommunications activities, but postponed effective liberalization of Voice Telephony until January 1, 1998. The German Telecommunications Act has been complemented by several Ordinances. The most significant Ordinances concern license fees, rate regulation, interconnection, universal service, frequencies and customer protection.

         Under the German regulatory scheme, licenses can be granted within four license classes. A license is required for operation of transmission lines that extend beyond the limits of a property and that are used to provide telecommunications services for the general public. The licenses required for the operation of transmission lines are divided into 3 infrastructure license classes: mobile telecommunications (license class 1); satellite (license class
2); and telecommunications services for the general public (license class 3).

         Beside the infrastructure licenses, an additional license is required for operation of Voice Telephony services on the basis of self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission lines.

         The Bundes Ministerium fur Post und Telekommunikation ("BMPT"), which was replaced by the Regulierungsbehorde fur Telekommunikation und Post ("RegTP") on January 1, 1998, granted the Company a regional class 3 and a nationwide class 4 license in December 1997. According to the License Fees Ordinance, a nationwide class 4 license costs a one-time fee of DM 3,000,000. The costs for a territorial class 3 license will be determined by RegTP and is dependent on the population and the geographical area covered by the territorial class 3 license. A nationwide territorial class 3 license costs DM 10,600,000.

         Licensees that operate transmission lines crossing the boundary of a property have the right to install transmission lines on, in and above public roads, squares, bridges and public waterways without payment; however, when installing transmission lines a planning agreement must be obtained from the relevant authorities.

         Since the Company operates a telecommunications network, Deutsche Telekom, as a dominant carrier, is obligated to give to the Company favorable interconnection rates. If the Company does not agree with the offered rates, the Company can take the case to the RegTP who decides whether the rates are based on objective criteria and are not discriminatory in nature. Since the Company is not a dominant carrier, it is not subject to the same interconnection obligations.

       Several complaints, the outcome of which may affect the Company's business, are currently pending before the RegTP or German courts concerning the content of the standard interconnection offer of Deutsche Telekom. Since Deutsche Telekom and some of its major competitors in Germany have been unable to reach agreement on interconnection, the BMPT has established provisional resolution to these matters will take at least one year.

         Licensed operators are under an obligation to present their standard terms and conditions to the RegTP. The RegTP may, based upon certain criteria, decide not to accept these terms and conditions.

         The  Company  may  become  subject  to  universal   service   financing
obligations. Currently, it is unlikely that the universal service financing system will be implemented in Germany in the foreseeable future.

         ITALY

         In July 1997 and September 1997, the Italian authorities enacted basic legislation and regulations to comply with the EU directives, including the full liberalization of public telecommunications networks and Voice Telephony by January 1, 1998. Among other provisions, the Law of July 1997 created a new regulatory authority, Associazione Italiana Sviluppo delle Telecommunicazioni ("AISTEL").

         Although the new legislation came into effect immediately and the Presidential Decree of September 1997 covers a wide range of areas including licensing, interconnection, access, universal service and numbering, the framework must be complemented by a number of implementation decrees.

         To date, only a small number of the required decrees have been issued. License applications can be filed with AISTEL, but since January 1, 1998 only three licenses to supply and install fixed telecommunications networks have been granted. Major uncertainties remain with regard to the rules applicable in the context of interconnection and universal service financing. No assurance can be provided as to the timing or the manner in which the Company will be able to benefit from full liberalization in Italy. The Company intends to apply for a Voice Telephony license in Italy.

         THE NETHERLANDS

         In the Netherlands the installation and operation of a cable-based network for the purpose of public telecommunications is either subject to (i) licensing requirements which are currently confined to PTT Telecom (the ITO) and two licensed infrastructure operators, EnerTel and Telfort, or (ii) authorization by OPTA (Onafhankelijke post-en telecommunicatie autoriteit) under
Article 23 of The Netherlands' Telecommunications Act (the "NTA"). Under the proposed new Telecommunications Act, presented to The Netherlands' Parliament in September 1997, infrastructure licensing (or authorization) requirements for public telecommunications networks will be abolished and replaced by registration requirements with OPTA if adopted unamended. The Company holds an authorization based on Article 23 of the NTA which was granted in March 1997.

         Under the current NTA, PTT Telecom and the two infrastructure licensees enjoy statutory rights-of-way over third party land (public or privately owned) against payment of compensation. This statutory privilege is not extended to
Article 23 NTA authorization holders which must negotiate rights-of-way and compensation with such third parties. Under the proposed new Telecommunications Act, this statutory privilege will be extended to all public telecommunications network owners.

         Under Article 7 of the NTA, all restrictions on providing Voice Telephony through a fixed infrastructure were abolished effective July 1, 1997. Holders of an authorization based on Article 23 of the NTA wishing to offer such services to third parties must register with OPTA which may allocate or reserve numbers for third party service or the authorization holder's own services. The Company obtained such a registration in August 1997.

         PTT Telecom is under a statutory obligation to provide leased lines to anyone against payment. In addition, PTT Telecom and the two infrastructure licensees are under a statutory obligation to provide interconnection to, inter alia, holders of an authorization under Article 23 of the NTA and foreign-based network operators providing Voice Telephony and having access to end-users. For supervisory purposes, anyone wishing to obtain interconnection must register with OPTA and then negotiate its own interconnection agreement. In August 1997, the Company registered with OPTA for this purpose and concluded an interconnection agreement with PTT Telecom in January 1998. Under the proposed new Telecommunications Act, a statutory obligation to interconnect will be imposed upon operators having significant market power, such as PTT Telecom.

         The proposed new Telecommunications Act will give full effect to all remaining EU liberalization directives and obligations in The Netherlands which should have been implemented no later than January 1, 1998. These include, but are not limited to, number policy, allocation, and portability; universal service obligations and their financing; privacy protection; and the general competitive environment. If and when adopted, the Company intends to seek all appropriate registrations under the proposed new Telecommunications Act.

         SPAIN

         Spain is one of the five countries in the EU which was granted a derogation for implementation of the Directives to open its Voice Telephony market to competition by January 1, 1998 until December 1, 1998. The government has made public statements about its intent to open the market by December 1, 1998 and placed a draft new Telecommunications Act (Ley General de Telecomunicaciones) before Parliament in June 1997. There can be no assurance, however, that such liberalization will occur at a time or in a manner which is advantageous to the Company.

         The Company intends to apply for a Voice Telephony license in Spain as and when the appropriate procedures have been published (such publication is required by the EC by August 1, 1998).

         SWITZERLAND

         A new Telecommunications Act was adopted by the Swiss Parliament in April 1997 and came into effect on January 1, 1998, together with Ordinances containing more detailed regulations covering telecommunications services, frequency management, numbering, terminal equipment and license fees. The new Telecommunications Act provides for liberalization of the Swiss telecommunications market as of January 1, 1998.

         The  newly  enacted  Swiss   telecommunications   regulatory  framework
facilitates market entry by: (i) applying a notification procedure for resellers, (ii) applying a procedure for operators wishing to be granted a concession for the establishment and operation of transmission facilities and
(iii) providing rights-of-way, subject to a procedure of authorization, over the public domain to facilities-based carriers. Pro-competitive regulation is also applicable in the area of numbering.

         The Company intends to register its activities as a provider of Voice Telephony services in Switzerland (in accordance with the notification procedure) and will consider applying for a concession as a facilities-based carrier.

         Switzerland is not a member of the EU and, accordingly, directives do not apply. Switzerland is, however, a party to the WTO Agreement.

         UNITED KINGDOM

         The Telecommunications Act 1984 (the "U.K. Act") provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. The Secretary of State for Trade and Industry at the Department of Trade and Industry (the "Secretary of Trade") is responsible for granting licenses under the U.K. Act and for overseeing telecommunications policy, while the Director General of Telecommunications (the "Director General") and his office are responsible, among other things, for enforcing the terms of such licenses. The Director General will recommend the grant of a license to operate a telecommunications network to any applicant that the Director General believes has a reasonable business plan, the necessary financial resources and where there are no other overriding considerations against the grant of a license.

         Since 1992, the British Government has permitted competition in the provision of "any to any" international services over leased lines where all calls originate over the PSTN on certain specified routes. From June 1995 to December 1997, the Company's U.K. subsidiary, Viatel U.K. Limited ("Viatel UK"), held an International Simple Resale license in the U.K. (the "ISR License"). The ISR License entitled the Company to resell international message, telephone and private line services. All ISR Licenses were revoked in December 1997 and all holders were required to re-apply to the Secretary of Trade to be registered under the new International Simple Voice Resale Standard License ("ISVR").
Viatel UK has registered under the ISVR which authorizes the provision of international simple voice resale. International simple data resale and voice calls which pass over a PSTN at one end only can, as before, be provided by systems run under a Telecommunications Class License.

         In December 1996, the British Government introduced the International Facilities License ("IFL") which authorizes holders to provide international telecommunications services over their own international infrastructure and/or by making use of IRUs in undersea cables. Viatel UK acquired an IFL in April 1997. Although Viatel UK's IFL does not contain Code Powers. Viatel UK recently submitted a request seeking an appropriate amendment of its IFL to provide for Code Powers. Code Powers can be attached to certain licenses and provide the licensees with the right to go to court to seek a court order that the licensee be permitted to install, keep, maintain, adjust, repair or alter infrastructure on, over or under land.

         The U.K. Statutory Instrument ("U.K.SI"), which implements the EU Interconnection Directive, specifies which U.K. telecommunications operators have significant market power and includes provisions for additional operators to acquire significant market power or "relevant connectable systems status". This status has the effect of applying the Interconnection Directive provisions

(as enacted by the U.K.SI) to such operators. Organizations that have relevant connectable systems status, which includes the Company, are entitled to request and receive interconnection from those operators that have been determined by the Director General to be "well established operators." British Telecom and Kingston Communications have been so determined for all services and Cable &
Wireless has been so determined in respect of international services on virtually all routes.

         OTHER NEW MARKETS

         The Company's ability to expand in other countries will be affected by the degree to which liberalization has been implemented in that country. If for strategic reasons the Company decides to build out infrastructure in each particular market prior to full liberalization and liberalization is delayed or not fully implemented, the Company could sustain a loss on its infrastructure investment.

         LATIN AMERICA AND THE PACIFIC RIM. Outside of the EU, the Company provides its customers with access to its services through the use of call reorigination. A substantial number of countries have prohibited certain forms of call reorigination. There can be no assurance that certain of the Company's services and transmission methods will not be or will not become prohibited in certain jurisdictions.

         The Company is subject to a different regulatory regime in each country in Latin America in which it conducts business. Local regulations determine issues significant to the Company's business, including whether it can obtain authorization to offer transmission of voice and voice band data directly or through call reorigination. In general, competition is restricted in the region, with the result that the Company's ability to offer such service is limited. Regulations governing enhanced services (such as facsimile and voice mail and data transmission) tend to be more permissive than those covering Voice Telephony.

         ARGENTINA. The telecommunications industry in Argentina was privatized in 1990, but opportunities for competitive entry in basic telephony services remain restricted. The companies created at the time of privatization, Telecom and Telefonica, respectively, were granted exclusive rights until 1997 to the provision of domestic local and long distance fixed telephone service in the northern and southern portions of Argentina, respectively. Telintar, a company owned equally by Telecom and Telefonica, was given exclusive rights until 1997 for the provision of international telephony and data transmission services.

         As permitted under the terms of their concessions, Telecom, Telefonica and Telintar have requested extensions of their exclusive rights until 2000. The President of Argentina has recently announced a new decree extending the carriers' exclusive rights for an additional period ending no later than November 1999. By November 1999, the government will authorize a total of four nationwide providers of local, domestic long distance and international services, including Telefonica, Telecom and two additional consortia each comprised of entities already licensed to provide mobile telephone or cable television services in Argentina. By November 2000, the market is to be fully open to competition. The full implications of this new policy, as well as the timing of its implementation, are uncertain. Implementation of the new policy must await resolution of certain procedural questions currently pending in the Argentine courts, and the new decree itself may be subject to challenge.

         In addition to the rights granted to Telecom and Telefonica, other companies have been permitted to enter the Argentine market to provide private networks for non-voice services, mobile services, including cellular and paging, as well as domestic data and value added services. There are no foreign ownership restrictions for telecommunications services in Argentina.

         Value-added services may be competitively provided and are essentially deregulated. Although a license must be obtained, such licenses are routinely granted. Facilities for international value-added services must be obtained from Telintar. Currently, call reorigination is legal in Argentina, although the established carriers have advocated strenuously against it and the government's view has changed from time to time, and the government has recently ordered Telecom and Telefonica to institute significant rate rebalancing measures which are likely to lessen the attractiveness of call reorigination.

         The Company has been operating in Argentina since 1991 and has developed a significant customer base. The Company has focused on call reorigination, Internet-initiated international business-to-business service and international calling card services. The Company does not currently hold any licenses in Argentina.

         The Company is in the process of forming its own Argentine subsidiary. Once it is formed, this affiliate will apply for a value-added license which will allow for the provision of value added services domestically and within a limited scope internationally.

         BRAZIL. Brazil is in the process of privatizing its telecommunications sector and opening the sector to competitive entry. A 1995 Constitutional amendment removed the legal monopoly previously enjoyed by Telebras and its affiliates over all public telecommunications services. Privately provided wireless services as well as value-added and private network services also have been permitted to compete with Telebras. Under a pair of new telecom laws enacted in 1996 and 1997, Brazil has further opened the telecom sector. A new regulatory authority, named the Agencia Nacional de Telecomunicacoes ("ANATEL") has recently been constituted.

         Advisors have just been appointed to recommend a specific model for the reorganization and privatization of Telebras and its long distance and international affiliate Embratel. According to preliminary plans recently announced, Telebras, which consists of 27 regional companies, most likely will be divided into three regional holding companies. These companies initially will probably be prohibited from providing interregional and international services. Embratel, probably will be sold as a separate entity. The privatized companies most likely will be subject to competition from at least one new long distance company to be authorized right away. New concessions also will be issued for local service.

         In addition to reorganizing basic telecommunications services, Brazil has established new classifications of services available for competitive entry. Among the new service classifications is "specialized limited services," which involves the provision of telephone, telegraph, data transmission or other such services to closed user groups of corporations. Specialized limited services are authorized by permit, which may be granted by competitive bid. For the purpose of conducting auctions, proposed specialized service offerings may be deemed to fall within one of three possible groups, according to the complexity of the technology involved, the size of population proposed to be served and the sophistication of the infrastructure involved. The government may limit the number of permits that may be granted for technical or public service reasons. The government also may decide to award a permit for specialized limited service without conducting an auction.

         Value-added services are not considered to be telecommunications services and currently can be provided on a completely unregulated basis, without the necessity of obtaining a permit or a concession. However, the service provider must operate through a Brazilian company. Call reorigination is not prohibited in Brazil.

         A foreign ownership limit of 49% has been retained in Brazil only for cellular and satellite services. There are presently no foreign ownership limits for limited services, including specialized limited services, or for value-added services. The President retains the authority to impose foreign ownership limits on other services.

         The Company is currently in the process of incorporating a subsidiary in Brazil. The Company services in Brazil currently include call reorigination and international calling cards and fax store and forward. Once its Brazilian subsidiary is formed, Viatel plans to offer such services as well as to apply for licenses to offer specialized limited services.

         COLOMBIA. Under a new Constitution adopted in 1991, the principle of private provision of public services was ratified in Colombia. This paved the way for both privatization of the state-owned long distance company, TELECOM, as well as the competitive entry of other entities. Specific plans for the privatization of TELECOM have faltered due to, among other things, labor union resistance. However, the government has mandated that competition be introduced in 1998. One competitor to TELECOM has been licensed, and an additional company is supposed to be licensed.

         In Colombia, there are approximately 35 local operating companies, many municipally owned. TELECOM is the sole long distance and international company. Under Colombian law, local service has been completely deregulated and may be provided without a concession or license. Other telecommunications services require a concession or other authorization.

         Value-added services are competitive, but must be licensed. There is currently intense competition for value-added services, and the market for data communications is one of the most dynamic segments of the telecommunications sector.

         Although Colombian law requires that all telecommunications services be rendered by Colombian entities, foreign investment is not limited.

         Most of Viatel's customers in Colombia access the company via toll free numbers. Viatel has formed a Colombian subsidiary and has been awarded a value-added services license. Viatel is working on the establishment and operation of a network to utilize the value-added services license.

         VENEZUELA.   Pursuant  to  the  Telecommunications  Law  of  1940,  all
telecommunications activities in Venezuela are reserved to the government, although concessions or permits for the provision of such services may be granted to third parties. The administration, inspection and monitoring of all communications systems in Venezuela are carried out by the Ministry of
Transportation and Communications through the Comision Nacional de Telecommunicaciones ("CONATEL").

         The national telephone company of Venezuela, Compania Anonima Nacional de Telefonos de Venezuela ("CANTV") was privatized in 1991. CANTV's concession grants it a monopoly in the provision of basic telecommunications services until the year 2000. The only exceptions to this exclusivity are recently awarded concessions for the provision of basic services to rural areas not reached by CANTV.

         Other telecommunications services, such as cellular telephony and other mobile radio services, private telecommunications networks, switched data networks and value-added services (including e-mail, Internet, video text, telenext, voicemail and faxmail) are open to competition upon receipt of a concession or permit, as applicable. Call reorigination is officially illegal in Venezuela. The prohibition is supposed to be enforced by CONATEL with the unofficial aid of CANTV through termination of subscriber service, but in practice the prohibition is widely evaded.

         The Company does not have a local affiliate in Venezuela and does not hold any Venezuelan concessions or authorizations. At present, the Company offers only international-initiated business-to-business services and international calling cards in Venezuela. The Company does not believe that these services are encompassed within the prohibition against call reorigination, but it is possible that Venezuelan authorities may consider them to raise similar policy issues to prohibited call reorigination services. If the call reorigination prohibition is deemed to apply, the Company may have to discontinue Internet-initiated services in Venezuela.

     UNITED STATES. The Company's provision of international service to, from and through the United States generally is subject to regulation by the FCC.
Section 214 of the Communications Act requires a company to make application to, and receive authorization from, the FCC to provide such international telecommunications services. In May 1994, the FCC authorized the Company pursuant to Section 214 of the Communications Act (the "Section 214 Switched Authorization") to resell public switched telecommunications services of other U.S. carriers. The Section 214 Switched Authorization requires that services be provided in a manner that is consistent with the laws of countries in which the

Company operates. The Company also has a license to resell international private lines for the provision of switched services between the U.S. and the U.K. and between the U.S. and Canada. Additionally, in September 1996 the Company received final approval for another Section 214 authorization from the FCC to provide both facilities-based services and resale services (including both the resale of switched services and the resale of private lines for the provision of switched services) to all permissible international points. Finally, in September 1996 the Company also received final approval for another Section 214 authorization from the FCC to provide facilities-based service between the United States and the United Kingdom over the CANUS-1 and CANTAT-3 cable systems (the "Section 214 UK Facilities Authorization").

EMPLOYEES

         As of December 31, 1997, the Company had 280 full-time employees, approximately 147 of whom were engaged in sales, marketing and customer service. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

ITEM 2.       PROPERTIES.

         The Company currently occupies approximately 14,000 square feet of office space at two sites in New York City, which serve as the Company's principal executive office and an international gateway switching center. The leases have an aggregate annual rental obligation of approximately $357,000 and expire on January 31, 2001 and May 31, 2007, respectively. The Company also leases approximately 22,000 square feet of office space in Omaha, Nebraska, which serve as the Company's operations center and a switching center. This lease has an annual rental obligation of approximately $120,000 and expires on May 31, 2004.

         The Company also leases office space in various cities in Europe where it maintains sales offices with annual rents ranging from $17,000 in Rome to $163,000 in Frankfurt (based on foreign currency exchange rates in effect as of January 31, 1998). The Company's aggregate annual rental obligations for its European offices is approximately $727,000 (based on foreign currency exchange rates in effect as of January 31, 1998).

ITEM 3.       LEGAL PROCEEDINGS.

     The Company is also involved from time to time in other litigation incidental to the conduct of its business. The Company believes that any potential adverse determination in any pending action will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the executive officers of the Company as of March 16, 1998.

NAME                                   AGE                                  POSITION
-----                                  ---      --------------------------------------------------------------

Michael J. Mahoney...................  38       President, Chief Executive Officer and Director
Allan L. Shaw........................  34       Senior Vice President, Finance; Chief Financial Officer;
                                                 Treasurer and Director
Lawrence G. Malone...................  46       Senior Vice President, Global Sales and Marketing
Sheldon M. Goldman...................  38       Senior Vice President, Business Affairs; General Counsel and
                                                Secretary
Francis J. Mount.....................  56       Senior Vice President, Engineering and Network Operations


    MICHAEL J. MAHONEY. Mr. Mahoney has served as Chief Executive Officer of the Company since September 1997, as President of the Company since September 1996 and as a director of the Company since 1995. Mr. Mahoney was also Chief
Operating Officer of the Company from September 1996 to September 1997, Executive Vice President, Operations and Technology of the Company from July

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

    ALLAN L. SHAW. Mr. Shaw has served as Senior Vice President, Finance since December 1997, has served as Chief Financial Officer of the Company since January 1996 and as Treasurer of the Company since September 1996. Mr. Shaw has served as a director of the Company since June 1996. Mr. Shaw was Vice President, Finance of the Company from January 1996 to December 1997. Prior to becoming the Company's Vice President, Finance and Chief Financial Officer, Mr. Shaw served as Corporate Controller of the Company from November 1994 to December 1995. From August 1987 to November 1994, Mr. Shaw was employed by Deloitte & Touche LLP, most recently as a Manager. Mr. Shaw is a Certified Public Accountant and a member of the American Institute, United Kingdom Society and New York State Society of Certified Public Accountants.

    LAWRENCE G. MALONE. Mr. Malone has served as Senior Vice President, Global Sales and Marketing of the Company since May 1997. Mr. Malone served as Vice President and Managing Director, Intercontinental of the Company from September 1996 to May 1997 and served as Vice President of Sales for Carriers/Wholesale of the Company from January 1995 to September 1996. From December 1993 to December 1994, Mr. Malone was employed by Frame Relay Technologies, a communications equipment manufacturer, as Director of Sales. From December 1987 to November 1993, Mr. Malone was employed by Republic Telcom Systems, a voice/data networking company, where he most recently served as Vice President of Sales and Marketing.

    SHELDON M. GOLDMAN. Mr. Goldman has served as Senior Vice President, Business Affairs and General Counsel of the Company since December 1997. Prior to becoming Senior Vice President, Business Affairs and General Counsel, Mr. Goldman served as Vice President, Business and Legal Affairs of the Company from December 1996 to December 1997 and served as United States General Counsel of the Company from April 1996 to December 1996. From January 1987 to March 1996, Mr. Goldman was associated with the law firm of Wien, Malkin & Bettex. Since March 1996, Mr. Goldman has been Of Counsel to the law firm of Brief Kesselman Knapp & Schulman, LLP.

    FRANCIS J. MOUNT. Mr. Mount has served as Senior Vice President, Engineering and Network Operations of the Company since December 1997. Prior to joining the Company, Mr. Mount was Senior Vice President, Business Initiatives of Primus Telecommunications Group from October 1997 to December 1997, responsible for Internet telephony, European operations and network quality. From June 1996 to October 1997, Mr. Mount was Executive Vice President and Chief Operating Officer of Telepassport, Inc. and was Vice President and Chief Operating Officer of Telepassport, Inc. from January 1996 to June 1997. From 1990 to January 1996, Mr. Mount was employed by MCI, most recently as Director, Global Technical Services, responsible for international development, alliance management and all technical operations and services outside the United States, including the construction and maintenance of large networks such as Hyperstream, "Concert" and private networks for large accounts such as J.P. Morgan, Proctor and Gamble and I.B.M. From March 1967 to December 1989, Mr. Mount was employed by AT&T in various positions.

SENIOR MANAGEMENT

    FRED HUGHES. Mr. Hughes has served as Vice President, Engineering of the Company since December 1997. From July 1994 to December 1997, Mr. Hughes was Vice President, Operations-Europe of the Company. From August 1993 to July 1994, Mr. Hughes served as Director of Telephony of the Company. From January 1991 to August 1993, Mr. Hughes was President of Communications Services Group, a Connecticut-based voice and data communications consulting company. From August 1988 to January 1991, Mr. Hughes was Director of Engineering at Millicom Telecommunications Services, Inc.

    PAUL K. HEUN. Mr. Heun has been Vice President, Operations of the Company since January 1998. Prior to joining the Company, Mr. Heun was Vice President, Network Services of Primus Telecommunications Group from October 1997 to January 1998. From April 1996 to October 1997, Mr. Heun was Vice President, Network Services of Telepassport, Inc. From January 1995 to April 1996, Mr. Heun was employed by AT&T as Manager, Customer Connectivity. From April 1989 to January 1995, Mr. Heun was employed by MCI, most recently as Senior Manager, Network Operations.

    WAYNE MYERS. Mr. Myers has been General Manager, European Sales of the Company since July 1997. From February 1996 to June 1997, Mr. Myers was Channel Sales Director of PSI Net. From November 1994 to February 1996, Mr. Myers was a Sales Director for LDDS/WorldCom. From June 1993 to November 1994, Mr. Myers was President of the Gold Club, a direct mail Company. From February 1988 to June 1993, Mr. Myers was employed by Cable & Wireless Communications, Inc. in various capacities most recent as a National Account Director.

    JAN C. PIAZZA. Ms. Piazza has served as the Company's General Manager, Carrier Sales since January 1998. Prior to joining the Company, Ms. Piazza was a Vice President of Primus Telecommunications Group from October 1997 to December 1997. From September 1995 to October 1997, Ms. Piazza was a Vice President, Sales and Marketing of Telepassport, Inc. From 1987 to August 1995, Ms. Piazza served in various positions at a predecessor of WorldCom, most recently as Vice President of Product Development and Carrier Sales. From 1983 until 1987, Ms. Piazza was Director of Sales Administration and Customer Service for Argo Communications.

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

    ELLEN S. RUDIN. Ms. Rudin has served as Assistant General Counsel of the Company since October 1997 and as Assistant Secretary since September 1997. Prior to becoming Assistant General Counsel, Ms. Rudin served as Counsel of the Company from March 1997 to October 1997 and as a staff attorney for the Company from August 1996 to March 1997. From September 1987 to August 1996, Ms. Rudin was associated with the law firm of Wien, Malkin & Bettex.

    GEORGE A. PIERACCINI. Mr. Pieraccini has served as the Company's Controller since January 1996. Mr. Pieraccini served as Assistant Controller of the Company from November 1994 to December 1995. From October 1991 to November 1994, Mr. Pieraccini was employed by Edward Isaacs & Company LLP, Independent Certified Public Accountants, most recently as an Audit Senior. Mr. Pieraccini is a Certified Public Accountant and a member of the American Institute and the New York State Society of Certified Public Accountants.

    CATHERINE W. MACK. Ms. Mack has served as the Company's Director, Human Resources and Administration since January 1995. Prior to joining the Company, Ms. Mack served as Manager, Global Compensation and Benefits Administration with Avon Products, Inc. from February 1993 to November 1994. From July 1990 to February 1993, Ms. Mack served in various human resources positions with Holiday Inn Worldwide and from March 1987 to July 1990 was Manager, Corporate Personnel for RJR Nabisco, Inc.

    STEPHEN  GRIST.  Mr.  Grist has served as European  Finance  Director of the
Company since February 1998. Prior to joining the Company, Mr. Grist was employed by MiniCom Pty Ltd., a privately held Australian software and consulting company, from October 1994 to February 1998, most recently as U.K./Europe Financial Controller. From January 1989 to July 1994, Mr. Grist was employed by Coopers & Lybrand, Independent Certified Public Accountants, most recently as a Senior Audit Manager. Mr. Grist has been a member of the Institute of Chartered Accountants in England and Wales since December 1991.

CONSULTANT

    DEREK FOXWELL. Mr. Foxwell has served as a consultant to the Company since December, 1997, providing advice to the Company in connection with the development of the Circe Network. Prior to joining the Company, Mr. Foxwell was a consultant to Nynex Network Service (Flag Ltd.) where he chaired the Flag Assignment, Routing & Restoration Subcommittee and Sprint International (PTAT) and acted as the operations and maintenance manager for PTAT systems. From 1972 to 1991, Mr. Foxwell was employed by British Telecom, most recently as
Transmission Engineering Planning Manager, International Cable Network; International and National Elements. Mr. Foxwell is a chartered engineer with more than 25 years of experience in international telecommunications networks.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since completion of the Company's initial public offering in October 1996 (the "IPO"), the Company's common stock, $0.01 par value per share (the "Common Stock") has been traded on the Nasdaq Stock Market under the symbol "VYTL." As of March 16, 1998, there were approximately 23,011,913 shares of Common Stock outstanding. The Company believes that it has in excess of 400 beneficial owners. The following table sets forth, for each of the periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market.

                                               HIGH           LOW
                                               ----           ---
1997
----
Fourth Quarter............................     $7-7/8        $4-1/2
Third Quarter ............................      6-3/4         4-1/8
Second Quarter............................      7             6
First Quarter ............................      9-1/2         6-1/2

1996
----
Fourth Quarter (from October 18, 1996)....      12-1/4        8-1/2

         To date, the Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company does not expect to generate any net income in the foreseeable future, but anticipates that future earnings generated from operations, if any, will be retained to finance the expansion and continued development of its business. Any future determination with respect to the payment of dividends on its Common Stock will be within the sole discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements, the terms of the existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by the Company's Board of Directors. In addition, the Company's ability to pay cash dividends is currently restricted under the terms of the Indenture, dated as of December 15, 1994, as amended October 11, 1996 (as amended, the "1994 Indenture"), between the Company and United States Trust Company of New York, pursuant to which 15% Senior Discount Notes Due 2005 (the "1994 Notes") were issued. The Company is currently seeking to raise approximately $650.9 million through an offering of notes and shares of preferred stock (the "Offering") to refinance the 1994 Notes, to fund a portion of the construction and operational start-up of the Circe Network, to fund certain other capital expenditures and for general corporate and working capital purposes. In the event such financing is completed, the Company's ability to pay dividends will be restricted under the terms of the indentures pursuant to which such new debt securities are issued.

         Since September 30, 1997, the Company has used approximately an additional $10.1 million of the net proceeds from the IPO for purchase and installation of machinery and equipment and approximately an additional $2.3 million for working capital. At December 31, 1997, the Company also had approximately $3.4 million invested in short-term marketable securities.

ITEM 6.    SELECTED FINANCIAL DATA.

         The following selected Consolidated Statement of Operations, Other Financial Data and Balance Sheet Data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Consolidated Financial Statements of the Company and the notes related thereto, which were audited by KPMG Peat Marwick LLP, Independent Certified Public Accountants. The consolidated financial statements as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 and the report of KPMG Peat Marwick LLP thereon, are included elsewhere in this Report. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements, including the notes thereto, and the other financial data included elsewhere in this Report.

                                                                                     YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------------------
                                                                  1993         1994         1995         1996            1997
                                                                  ----         ----         ----         ----            ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AND OTHER OPERATING DATA)

STATEMENT OF OPERATIONS DATA:
   Telecommunications revenue...............................   $  21,393    $  26,268     $ 32,313   $  50,419        $  73,018
   Operating expenses:
      Costs of telecommunications services..................      18,159       22,953       27,648      42,130           63,504
      Selling, general and administrative...................       8,458       14,318       24,328      32,857           36,076
      Depreciation and amortization.........................         111          789        2,637       4,802            7,717
      Equipment impairment loss.............................           -            -          560           -                -
                                                               ----------    --------     ---------   ---------       ----------
       Total operating expenses.............................      26,728       38,060       55,173      79,789          107,297
                                                               ----------    ---------    ---------   ----------      ----------
   Operating loss...........................................      (5,335)     (11,792)     (22,860)     (29,370)        (34,279)
   Interest income..........................................          21          214        3,282        1,853           3,685
   Interest expense.........................................           -         (772)      (8,856)     (10,848)        (12,450)
   Share in loss of affiliate...............................        (142)        (145)         (42)         (10)              -
                                                               ----------     --------    ----------   ----------     ----------
   Net loss.................................................   $  (5,456)     $(12,495)   $(28,476)    $(38,375)       $ (43,044)
                                                               ==========     =========   ==========   ==========     ===========
   Net loss per common share, basic(1)......................   $    (0.77)    $  (1.22)   $  (2.09)    $  (2.47)       $   (1.90)
                                                               ===========    =========   ===========  ============    ==========
   Net loss per common share, diluted(1)....................   $    (0.77)    $  (1.22)   $  (2.09)    $  (2.47)       $   (1.90)
                                                               ===========    =========   ===========  ============    ===========
OTHER FINANCIAL DATA:
   EBITDA(2)................................................   $   (5,366)    $(11,148)   $(20,265)    $(24,578)        $(26,562)
   Net cash used in operating activities....................       (1,442)     (11,571)    (18,489)     (26,331)         (22,525)
   Net cash used in investing activities....................       (2,949)      (4,996)    (37,057)      (1,592)         (43,164)
   Net cash provided by (used in) financing activities......        6,329       80,984      (2,306)      94,772           11,286
   Capital expenditures.....................................        1,090        3,672      11,378        9,423           34,190

OTHER OPERATING DATA:
   Billable minutes (000s)..................................       10,899       14,981      25,932       62,249          140,918
   Average revenue per billable minute......................   $     1.87     $   1.70     $  1.23     $    .80          $   .51
   Average cost per billable minute.........................   $     1.67     $   1.53     $  1.04     $    .67          $   .44
   Switches(3)..............................................            2            2          10           13               14(4)
   Points of presence(3)....................................            3            3          11           13               33
   Customers(3).............................................        5,486        6,469       9,218       18,172           21,515

BALANCE SHEET DATA(3):
   Cash, cash equivalents and marketable securities.........       $2,327      $66,762     $35,066     $ 92,982         $ 47,142
   Property and equipment, net..............................        3,584        6,933      15,715       21,074           54,094
   Total assets.............................................       10,585       83,923      65,613      134,664          126,809
   Long-term debt, excluding current installments...........          866       59,955      67,283       77,904           99,609
   Stockholders' (deficiency) equity........................         (162)      10,985     (17,618)      38,483           (8,564)
-----------

(1) Net loss per share is computed on the basis described in Note 1 of the Company's Consolidated Financial Statements.
(2) As used herein, "EBITDA" consists of earnings before interest, income taxes and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies, and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.
(3)      Information presented as of the end of the periods indicated.
(4) Consists of four Nortel DMS 100e switches, one Nortel DMS 300 switch, six Wyatt/Reuters MRX-2000 switches and three call reorigination switches.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH VIATEL'S FINANCIAL STATEMENTS, THE NOTES THERETO, AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS, INCLUDING, BUT NOT LIMITED TO, THE CONTINUED DEVELOPMENT OF VIATEL'S BUSINESS, ACTIONS OF REGULATORY AUTHORITIES AND COMPETITORS, PRICE DECLINES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS, SEE " - CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."

OVERVIEW

         Since its inception in 1991, the Company has invested heavily in developing the ability to provide international telecommunications services within Western Europe and in certain other countries in Latin America and Asia and in developing and expanding its market presence. During the past six years, the Company has made substantial investments in software and back office operations, an administrative infrastructure and a direct sales organization in Western Europe. Furthermore, the Company has created an extensive commercial telecommunications network for voice and voice band data in Western Europe, which the Company believes is necessary to effectively render the services it offers and intends to offer. In the future, if the Company is successful in raising the funds necessary to construct the Circe Network, the Company's revenues will be derived from three primary sources: retail sales, wholesale sales and revenue from the sale of IRUs or capacity on the Circe Network. Each revenue source will have a different impact on the Company's results of operations. If constructed, the sale of IRUs or capacity on the Circe Network will vary substantially from period to period and result in fluctuations in the Company's operating results. For a discussion of the effects of the Circe Network on telecommunications revenue and other line items, see "- The Circe Network."

         TELECOMMUNICATIONS REVENUE

         Viatel's telecommunications revenue is currently based primarily on the number of minutes of use billed by the Company or "billable minutes" and, to a lesser extent, on the additional services and products provided through the Viatel Network. While the Company provides both international and national long distance telecommunications services, the Company currently derives its telecommunications revenue principally from international long distance telecommunications services. The Company believes, however, that revenue from national long distance telecommunications services will continue to increase as a percentage of total telecommunications revenue.

         During the past three years, several key trends have affected the composition of the Company's telecommunications revenue. First, a growing proportion of the Company's customers, particularly in Western Europe, now access the Viatel Network using paid local access through the PSTN rather than access through the Company using call reorigination or ITF access. This change has reduced the Company's revenue per minute. Second, the Company has continued to expand its wholesale business, which represented approximately 6.2% and 16.5% of total telecommunications revenue for 1995 and 1996, respectively, and 27.9% of total telecommunications revenue for 1997. Third, Western Europe has continued to become an increasingly important market for the Company. During 1997, approximately 44.7% of the Company's telecommunications revenue was generated in Western Europe, as compared to approximately 41.9% of the Company's telecommunications revenue for 1996 and 38.2% for 1995. In contrast, despite an increase of approximately 14.1% over 1996, telecommunications revenue from Latin America represented approximately 22.2% of the Company's telecommunications revenue for 1997, as compared to approximately 28.4% of the Company's telecommunications revenue for 1996. Historically, significant portions of the Company's telecommunications revenue have been derived from Latin America, principally from the provision of callback and ITF related services. During 1997, the Company continued to devote substantial resources to the deregulating EU market, as demonstrated by the Company's installation of 20 POPs in Western Europe.

         The Company competes with other telecommunications providers principally on the basis of price and quality of services provided. The Company prices its retail services generally at a discount to the ITO's prices in the various geographic markets. The wholesale rates charged are generally priced at or slightly below the market price of the leading United States international facilities-based carriers, but the Company does not offer a standard discount relative to any major carrier.

         The Company has experienced, and expects to continue to experience, declining revenue per minute in all of its markets, in part as a result of increasing worldwide competition within the telecommunications industry. For example, in France and Germany, the respective ITO has recently taken steps to substantially reduce prices for retail domestic and international long distance services. France Telecom has obtained approval to reduce prices of such services by an average of 9% during 1998 and additional amounts thereafter, and Deutsche Telekom has announced that, subject to regulatory approval, it intends to reduce prices on domestic and international retail long distance services by up to 40%. The Company believes, however, that the impact on its results of operations from such price decreases will be at least partially offset by, continuing decreases in the Company's cost of providing telecommunications services, particularly those decreases resulting from its continued efforts to convert from leased to owned capacity and to obtain cost effective interconnection agreements, and the introduction of new products and services as the applicable regulatory environment permits. There can be no assurance, however, that the results referred to in the foregoing forward looking statements, including a decline in the Company's cost of telecommunications services, can be achieved. See "Item 1. Business - Competition" and " - Substantial Government Regulation" and " - Certain Factors Which May Affect the Company's Future Results - Risks Relating to the Circe Network," "- Rapidly Changing Industry, Technology and Customer Requirements; Significant Price Declines," and "- Risks Associated with the Operation of the Viatel Network."

         The table set forth below presents the Company's telecommunications revenue, as a percentage of total revenue, from different regions (based on where calls originated on the Viatel Network):

                                                   YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                              1995          1996          1997
                                              ----          ----          ----
Western Europe............................    38.2%         41.9%         44.7%
North America.............................     6.6          16.9          21.9
Latin America.............................    37.6          28.4          22.2
Asia/Pacific Rim..........................    11.8          12.4          11.2
Other.....................................     5.8           0.4           0.0

         COST OF TELECOMMUNICATIONS SERVICE

         The Company's cost of telecommunications service can be classified into three general categories: access costs, network costs and termination costs. Access costs generally represent the costs associated with transporting the traffic from a customer's premises to the closest access point on the Viatel Network. Access costs vary depending upon the bandwidth and the distance to the customer's premises and from country to country. The Company currently expects that the effective per minute cost of these access costs will be reduced as deregulation continues, certain EU directives requiring cost-oriented pricing (i.e., costs that an effectively competitive market would yield or that deregulation would seek to ensure) by ITOs are enforced and as the Company is able to obtain cost effective interconnection agreements, although there can be no assurance regarding the extent or timing of such cost decreases. In the event that such access costs were to fall at a slower rate than the Company's price per minute, the Company's gross margins could be adversely impacted.

         Network costs represent the costs of transporting calls over the Viatel Network from its point of entry to its point of exit. Network costs generally consist of leased line rental costs, facility/network management costs and costs associated with interconnection with facilities of ITOs. Network costs will decrease substantially if the Company is able to construct the Circe Network and secure infrastructure ownership on other routes. However, there will be an associated increase in depreciation and amortization expense (which is included in a different line item). See "- Depreciation and Amortization."

         Termination costs currently represent the costs which the Company is required to pay to other carriers from the point of exit from the Viatel Network to the point of destination. Termination costs are generally variable with traffic volume and traffic mix. If a call is terminated in a city in which the Company has a switch or POP, the call is usually transferred to the PSTN for local termination. If the call is to a location in which the Company does not have a switch or POP, then the call must be transferred to another carrier with which the Company is interconnected. The Company utilizes least cost routing designed to terminate traffic in the most cost effective manner. The Company believes that local termination costs should decrease as the Company (i) adds additional switches and POPs, (ii) interconnects with additional ITOs and other infrastructure providers, (iii) additional transmission facilities are constructed or purchased, (iv) new telecommunications service providers emerge, and (v) in Western Europe, as EU member states implement and enforce regulations requiring ITOs to establish rates which are set at the forward-looking, long run economic costs that would be incurred by an efficient provider using state-of-the-art technology. There can be no assurance regarding the results referred to in the foregoing forward looking statements, including the extent or timing of cost decreases. See "Item 1. Business - Competition" and "- Substantial Government Regulation" and "- Certain Factors Which May Affect the Company's Future Results - Risks Relating to the Circe Network," "- Rapidly Changing Industry, Technology and Customer Requirements; Significant Price Declines," and "- Risks Associated with the Operation of the Viatel Network."

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's selling, general and administrative expenses include commissions paid to independent sales representatives and overhead costs associated with its headquarters, back office and network operations and sales offices in seventeen jurisdictions. The Company's selling, general and administrative expenses have continued to increase since the Company's inception as the Company developed and expanded its business. The Company anticipates that such expenses will continue to increase as the Company's business is expanded in the future and as the Viatel Network is further developed and that such expenses will continue to be incurred in advance of anticipated related telecommunications revenue.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consists principally of telecommunications-related equipment such as switches and POPs, IRUs and MIUs, furniture and equipment, leasehold improvements, and amortization of intangibles assets, including goodwill and costs associated with acquired employee base and sales forces. The Company depreciates its network over periods ranging from five to 15 years and amortizes its intangible assets over periods ranging from three to seven years. The Company currently depreciates IRUs over a 15 year period but may, in the future, depreciate IRU's over periods ranging from 15 to 20 years based upon the estimated useful life of the systems. The Company expects depreciation and amortization expense to increase as the Company further expands the Viatel Network. In particular, depreciation will substantially increase if the Circe Network is constructed by the Company, at least until significant portions of such system are sold.

THE CIRCE NETWORK

         If constructed, the Circe Network will have significant effects on the Company's future results of operations. The Company will capitalize substantially all of the costs associated with designing and building the Circe Network, as well as the costs associated with placing the system in service. These costs are expected to be approximately $330.0 million, although there can be no assurance in this regard. See "Item 1. Business Competition" and "Substantial Government Regulation" and "- Certain Factors Which May Affect the Company's Future Results - Risks Relating to the Circe Network."

         The Company intends to sell interests in the Circe Network on an IRU basis. Revenue from the IRUs will be recognized in the period when the IRU is sold under a new line item that will be titled "Capacity sales revenue." The related cost of sales will be reported in the period when the related revenue is recognized. With respect to any given sale of an IRU, the related cost of capacity sales will generally be equal to the total capitalized cost of the Circe Network multiplied by a fraction, the numerator of which will be the capacity of the IRU sold and the denominator of which will be the capacity of the portion of the Circe Network then available for service (i.e, "lit fiber").

         In addition, the Company expects to trade IRUs or capacity on the Circe Network for IRUs or capacity on other cable systems that link strategic Western European cities not served by the Circe Network. These trades of IRUs or capacity are expected to be non-monetary exchanges and are not expected to have a material affect on the Company's statement of operations. The Company will also incur selling, general and administrative expenses with respect to the Circe Network that will not be capitalized and will affect the Company's results of operations, particularly while the Circe Network is being designed and built in 1998 and placed into service in 1999 and will incur additional operating and maintenance expenses until capacity on the Circe Network is sold. As a result of financing the Circe Network with debt, the Company will capitalize a portion of the interest incurred that relates to the Circe Network until it is placed in service and will incur substantial increases in interest expense thereafter.

RESULTS OF OPERATIONS

         The following table summarizes the breakdown of the Company's results of operations as a percentage of telecommunications revenue:

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                             1995        1996           1997
                                             ----        ----           ----

Cost of telecommunications services........  85.6%       83.6%          87.0%
Selling, general and administrative........  75.3        65.2           49.4
Depreciation and amortization.............    8.2         9.5           10.6
EBITDA (loss).............................  (62.7)      (48.7)         (36.4)


1997 COMPARED TO 1996

         TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 44.8% from $50.4 million on 62.2 million billable minutes for 1996 to $73.0 million on 140.9 million billable minutes for 1997. Telecommunications revenue growth for 1997 was generated primarily from increased traffic volume on the European Network (as defined herein), from growth in the Company's carrier business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim.

         The overall increase of 126.4% in billable minutes from 1996 to 1997 was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 36.3% from $.80 in 1996 to $.51 in 1997, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain ITOs and other carriers in many of the Company's markets, (iv) changes in customer access methods and (v) foreign currency fluctuations. See "- Cost of Telecommunications Services."

         Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 72.1% of total telecommunications revenue in 1997 (compared to 83.5% 1996), decreased from $1.04 in 1996 to $.69 in 1997. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers decreased from $.38 in 1996 to $.30 in 1997, primarily as a result of price competition. The number of customers billed rose 18.4% from 18,172 at December 31, 1996 to 21,515 at December 31, 1997.

         During 1997, approximately 44.7% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 41.9% of the Company's telecommunications revenue in 1996. Despite an increase of approximately 14.1% over 1996, telecommunications revenue from Latin America represented approximately 22.2% of the Company's telecommunications revenue during 1997 as compared to approximately 28.4% of the Company's telecommunications revenue during 1996. Telecommunications revenue from the Pacific Rim represented approximately 12.4% of the Company's telecommunications revenue during 1996 as compared to approximately 11.2% of the Company's telecommunications revenue in 1997.

         The Company has significantly increased its carrier business through which it sells switched minutes to carriers and other resellers at discounted rates. The carrier business has enabled the Company to recover partially the costs associated with increased capacity in advance of demand within retail markets. Such economy of scale has allowed the Company to use its network more profitably for network originations and terminations within Europe. The carrier business represented approximately 27.9% of total telecommunications revenue and approximately 46.1% of billable minutes for 1997 as compared to approximately 16.5% of total telecommunications revenue and approximately 35.2% of billable minutes for 1996. This increase in telecommunications revenue represents an increase of approximately 147.0% over 1996.

         COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased from $42.1 million in 1996 to $63.5 million in 1997 and, as a percentage of telecommunications revenue, increased from approximately 83.6% to approximately 87.0% for 1996 and 1997, respectively. The Company's gross margin decreased from 16.4% for 1996 to 13% for 1997. This decrease was primarily due to (i) decreased revenue per minute (resulting from price competition and foreign currency fluctuations) which was not offset by corresponding decreases in infrastructure costs, (ii) increased sales to carrier customers (which generate substantially lower margins), and (iii) an increase in intra-European and national long distance traffic compared to higher margin international traffic. This decrease in gross margin is one of the principal reasons the Company initiated a strategy to own key elements of its network infrastructure. Although it did not decrease as fast as revenues per minute, the Company's average cost per billable minute decreased from $.67 during 1996 to $.44 during 1997, a 34.3% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to
(i) increased traffic being routed through the European Network, which increased the utilization of fixed cost leased lines, (ii) increased switched minutes generated by the Company's carrier business, which also increased the utilization of fixed cost leased lines, and (iii) changes in customer access methods. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

         Cost of telecommunications services increased in 1997 because of leased line costs for additional transmission capacity and the accelerated rollout of European POPs. These costs are expected to decrease as a percentage of telecommunications revenue as the Company continues its efforts to convert from leased to owned capacity. The Company increased its private line circuits capacity by 311%, and as a result the fixed costs associated with the European Network, costs for private line circuits increased from approximately $4.1 million for 1996 (approximately 8.2% of telecommunications revenue) to approximately $6.0 million for 1997 (approximately 8.2% of telecommunications revenue). Due to the high cost of leased lines in Europe, the Company believes its use of private line circuits will decrease and such decrease will positively impact the Company's overall gross margins as more minutes are routed through infrastructure owned by the Company. This benefit, however, is primarily limited to calls that either originate or terminate in a city where the Company has a switch or POP, because otherwise the Company is required to transport the call over the PSTN at higher transmission costs and reduced margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $32.9 million in 1996 to $36.1 million in 1997 and, as a percentage of telecommunications revenue, decreased from approximately 65.2% in 1996 to approximately 49.4% in 1997. Much of these expenses  are  attributable  to overhead  costs  associated  with the  Company's headquarters, back office and network operations as well as maintaining a physical presence in seventeen different jurisdictions. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 49.0% and 51.6% for 1996 and 1997, respectively.

         EBITDA LOSS. EBITDA loss increased from $(24.6) million for 1996 to $(26.6) million for 1997. As a percentage of telecommunications revenue, EBITDA loss decreased from approximately (48.7)% in 1996 to approximately (36.4)% in 1997. These losses resulted from lower gross margins as a percentage of telecommunications revenue due to the relatively high cost of intra-European leased lines which was compounded by predatory price reductions implemented by certain ITOs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased from approximately $4.8 million in 1996 to approximately $7.7 million in 1997. The increase was due primarily to the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997. Amortization expense will increase substantially as a result of the further expansion of the Viatel Network, particularly, in the near term, from the Circe Network, if constructed.

         INTEREST. Interest expense increased from approximately $10.8 million in 1996 to approximately $12.5 million in 1997 due to the accretion of non-cash interest on the 1994 Notes not payable until July 15, 2000, at which time semi-annual interest expense will be required through the January 15, 2005 maturity date. Interest income increased from approximately $1.9 million for 1996 to approximately $3.7 million in 1997, primarily as a result of the investment of the net proceeds from the IPO. Interest expense will increase substantially if the Company completes the Offering.

1996 COMPARED TO 1995

         TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 56.0% from $32.3 million on 25.9 million billable minutes for 1995 to $50.4 million on 62.2 million billable minutes for 1996. Telecommunications revenue growth for 1996 was generated primarily from higher traffic volume on the European Network, from growth in the Company's wholesale business and, to a lesser extent, from growth in traffic volume in Latin America and the Pacific Rim.

revenue per billable minute declined 35.0% from $1.23 in 1995 to $.80 in 1996 primarily because of (i) a higher percentage of lower-priced intra-European traffic from the European Network, (ii) a higher percentage of low-priced wholesale traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain ITOs and (iv) changes in customer access methods. See "- Cost of Telecommunications Services."

         Telecommunications revenue per billable minute from the sale of services to retail customers decreased 28.8% from $1.46 in 1995 to $1.04 in 1996. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers increased 8.6% from $.35 in 1995 to $.38 in 1996 primarily as a result of an overall increase in intercontinental call traffic. The number of customers billed rose 97.1% from 9,218 at December 31, 1995 to 18,172 at December 31, 1996. During the second half of 1996, the Company commenced offering national long distance telecommunications services in Germany, Italy and Spain.

         In order to utilize excess network capacity, the Company has significantly increased its wholesale business through which it sells switched minutes to carriers and other resellers at rates that are at a discount to the rates that the Company charges its retail customers. While the wholesale business has lower average gross margins than the Company's retail business, the telecommunications revenue generated from the wholesale business partially offsets the fixed costs associated with the Viatel Network. The wholesale business represented approximately 6.2% and 21.6% of total telecommunications revenue and billable minutes, respectively, for 1995 as compared to approximately 16.5% and 35.2% of total telecommunications revenue and billable minutes, respectively, for 1996. While the increase in telecommunications revenue represents an approximately 320.0% increase over the corresponding period for 1995, a portion of this increase represents the migration of business formerly conducted by the Company in Africa and the Middle East through indirect sales representatives to carriers which purchase switched minutes from the Company.

         COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased from $27.6 million in 1995 to $42.1 million in 1996 and, as a percentage of telecommunications revenue, decreased from approximately 85.6% for 1995 to approximately 83.6% for 1996. The corresponding increase in gross margins was primarily due to changes in overall service mix and increased utilization of the European Network. The Company experienced a 35.6% decrease in average cost per billable minute from $1.04 during 1995 to $.67 during 1996. This decrease, which more than offset the effect of the decline in average revenue per billable minute, was attributable primarily to (i) increased traffic being routed through the European Network which resulted in reduced costs on a per minute basis with respect to European long distance telecommunications services, (ii) an increase in switched minutes generated by the Company's wholesale business and (iii) changes in customer access methods.

         Gross margins for 1996 were negatively impacted by increases in certain costs related to the expansion of the Company's overall transmission capacity. The fixed costs per minute are expected to decrease as a percentage of telecommunications revenue as traffic volume over the European Network increases. As a result of obtaining additional private line circuits capacity, the costs associated with the European Network increased from approximately $2.0 million for 1995 (approximately 6.3% of telecommunications revenue for such period) to approximately $4.1 million for 1996 (approximately 8.2% of telecommunications revenue for such period).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $24.3 million in 1995 to $32.9 million in 1996 and, as a percentage of telecommunications revenue, decreased from approximately 75.3% in 1995 to approximately 65.2% in 1996. Much of the increased dollar amount of selling, general and administrative expenses is attributable to the costs of building a direct sales force in Western Europe and the Company's continued transition from indirect to direct sales organizations in certain other countries in which the Company does business, and overhead cost associated with the Company's headquarters, back office and network operations. The transition to a direct sales force was significantly completed in 1995 and 1996 is the first year in which the costs of such sales force was incurred throughout the year.

         During 1996, the Company took a $1.3 million charge associated with a corporate restructuring undertaken during the year principally for employee termination and relocation costs and a charge for a portion of the Company's lease for its administrative headquarters in London and an $.85 million expense associated with a French arbitration award against the Company. Had these expenses not been incurred, selling, general and administrative expenses would have decreased to approximately 61.0%, as a percentage of telecommunications revenue. Salary related selling, general and administrative expenses represented approximately 51.2% and 49.0% of total selling, general and administrative expenses for 1995 and 1996, respectively.

         EBITDA LOSS. EBITDA loss increased from $(20.3) million for 1995 to $(24.6) million for 1996. As a percentage of telecommunications revenue, EBITDA loss decreased from approximately (62.7)% in 1995 to approximately (48.7)% in 1996.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from approximately $2.6 million in 1995 to approximately $4.8 million in 1996. The increase was due primarily to the depreciation of switches and other equipment placed in service during 1995 and 1996.

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

         INTEREST. Interest expense increased from approximately $8.9 million in 1995 to approximately $10.8 million in 1996 due to the accretion of non-cash interest on the 1994 Notes. Interest income was approximately $3.3 million and $1.9 million for 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating and net losses for the next several years. Since inception, the Company has utilized cash provided by financing activities to fund operating losses and capital expenditures. The sources of this cash have primarily been private equity financing, the proceeds from the sale of the 1994 Notes, the proceeds from the IPO and, to a lesser extent, equipment-based financing. As of December 31, 1997, the Company had $47.1 million of cash, cash equivalents and other liquid investments. Whether or not the Circe Network is constructed, the Company believes that the remaining net proceeds from the IPO, together with equipment financing, will provide sufficient funds for the Company to fund its operating losses and to fund non-Circe Network related capital expenditures for the foreseeable future. However, the amount of the Company's future capital requirements will depend on a number of factors, including the success of the Company's business, the construction of the Circe Network, the rate at which the Company further expands the Viatel Network, the types of services that the Company offers, staffing levels, acquisitions and customer growth, as well as other factors that are not within the Company's control, including competitive conditions, government regulatory developments and capital costs. In the event that the Company's plans or assumptions change or prove to be inaccurate, the Company is unable to convert from leased to owned capacity in accordance with its current plans and equipment financing proves to be insufficient to fund the Company's growth in the manner and at the rate currently anticipated, the Company may be required to delay or abandon some or all of the Company's development and expansion plans or the Company may be required to seek additional sources of financing earlier than currently anticipated.

         The Company is currently conducting a tender offer for the 1994 Notes (all $120.7 million principal amount at maturity have been irrevocably tendered and may not be withdrawn). In connection with the refinancing of the 1994 Notes and assuming the extinguishment of the 1994 Notes were completed on March 31, 1998, the Company estimates that a one-time charge of approximately $28.3 million will be incurred. This extraordinary charge relates to the early extinguishment of debt and is comprised of the following: (i) a $24.7 million premium paid in connection with the tender offer, (ii) a $0.3 million fee and $0.7 million of other costs associated with the tender offer, and (iii) a write-off of $2.6 million in unamortized deferred issuance and registration fees associated with the 1994 Notes. The Company's obligation to complete the tender offer is condition upon its successful completion of the Offering.

         CAPITAL EXPENDITURES; COMMITMENTS. The development of the Company's business has required substantial capital expenditures. During 1995, 1996 and 1997, the Company had capital expenditures, including acquisitions of businesses, of approximately $11.4 million, $9.4 million and $34.2 million, respectively. As of December 31, 1997 the Company had entered into purchase commitments for network upgrades, minutes of use and other items aggregating approximately $11.8 million. In addition, at December 31, 1997, the Company had non-cancelable capital lease commitments of $1.0 million and non-cancelable operating lease commitments of $5.9 million. In addition, the Company has minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.8 million for fiscal 1998. See Note 13 to the Company's Consolidated Financial Statements, contained elsewhere in this Report. In connection with the Company's license application in Germany, the Company expects that it will be required to pay, during 1998, a one-time license fee in the amount of DM 13.6 million. The Company has signed various letters of intent relating to the Circe Network, which currently commit the Company to make certain payments equal to the lesser of actual cost or $5.3 million. The Company's obligations with respect to such amounts are subject to further reduction based on an obligation to mitigate damages if the arrangements are terminated by the Company. Assuming the Offering is completed, the Company expects to spend approximately $330.0 million to construct the Circe Network and place it in service, although there can be no assurance that the Company will complete the Offering or if the Offering is completed that it will not spend substantially more to complete the Circe Network.

         FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in local currency in countries where the local currency is relatively stable, while many of its obligations, including a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For 1997, approximately 41.3% of the Company's telecommunications revenue was billed in currencies other than the U.S. Dollar. Furthermore, substantially all of the costs of acquisition and upgrade of the Company's switches have been, and will continue to be, U.S. Dollar denominated transactions.

         With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of December 31, 1997 and its results of operations for 1997 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies. See " - Certain Factors Which May Affect the Company's Future Results - Risks Associated with International Operations."

         YEAR 2000. In 1997, the Company conducted an evaluation of its computer systems and network for Year 2000 compliance. Based on such evaluation, the Company believes that its software and hardware systems are Year 2000 compliant. The Company does not know whether the computer systems of ITOs and other carriers on whose services the Company depends for transmission capacity are Year 2000 compliant. If the computer systems of the ITOs and such other carriers are not Year 2000 compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations. See "- Certain Factors Which May Affect the Company's Future Results - Dependence on Effective Information Systems; Year 2000 Technology Risks."

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as foreign currency fluctuations currently reported in stockholder's equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that these companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1998.

INFLATION

The Company does not believe that inflation has had a significant effect on the Company's operations to date.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS
SUBSTANTIAL INDEBTEDNESS; ABILITY TO SERVICE DEBT; RESTRICTIVE COVENANTS

         At December 31, 1997, the Company's total indebtedness (including capitalized lease obligations) was approximately $103.0 million, which will increase substantially if the Offering is completed. The Company expects to incur significant additional indebtedness in the future. See "- Substantial Capital Requirements." The level of the Company's indebtedness could have a material adverse effect upon the Company such as, without limitation: (i) limiting the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, (ii) requiring a substantial portion of the Company's cash flow from operations (if any) to be dedicated to the payment of the principal of and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes, (iii) making the Company more vulnerable to economic downturns, limiting its ability to withstand competitive pressures and reducing its flexibility in responding to changing business and economic conditions, (iv) restricting its ability to take advantage of business opportunities, and (v) preventing the Company from making payments on outstanding indebtedness and senior equity securities.

         The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which, in turn, will be subject to the Company's successful implementation of its strategy, as well as to financial, competitive, business, regulatory, technical and other factors, including factors beyond the Company's control. If the Company is at any time unable to generate sufficient cash flow from operations to meet its debt service requirements, it may be required to refinance all or a portion of its indebtedness. There can be no assurance that any such refinancing would be possible on terms that would be acceptable to the Company or that any additional financing could be obtained. If such refinancing were not possible or if additional financing were not available, the Company could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for such assets or to default on its obligations with respect to its indebtedness, including the Notes, which would permit the holders of the Notes to accelerate the maturity thereof.

LIMITED OPERATING HISTORY; SUBSTANTIAL NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS; EXPECTED FUTURE NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS

         The Company commenced operations in 1991 and has only a limited operating history. Furthermore, the liberalization of Western European telecommunications regulation since January 1, 1998 has dramatically changed the telecommunications market in a number of the EU member states in which the Company operates. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.

         To date, the Company has incurred substantial net losses and negative EBITDA. Net loss for each of 1995, 1996 and 1997 was approximately $(28.5) million, $(38.4) million and $(43.0) million, respectively. EBITDA for each of 1995, 1996 and 1997 was approximately $(20.3) million, $(24.6) million and $(26.6) million, respectively. Over the last three years, the Company has experienced significant increases in capital expenditures and expenses associated with the development and expansion of the Viatel Network. The Company expects to incur operating and net losses, and negative EBITDA and negative cash flow from operating activities until at least the year 2000. However, the Company's EBITDA losses and negative cash flows are likely to continue beyond the year 2000 if the Company extends its expansion plans, if retail prices decline faster than anticipated, interconnection rates and wholesale prices paid by the Company do not decline as quickly as anticipated or because of any of the other risks described herein. Accordingly, there can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future. If the Company cannot achieve profitability or positive cash flows from operating activities, it may be unable to meet its working capital or future debt service requirements which would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO THE CIRCE NETWORK

         The Company's success is dependent, in part, upon its ability to finance and construct the Circe Network, substantially on budget and on time, substantially increase its traffic volumes and sell IRUs and other capacity on the Circe Network. The Company has budgeted approximately $330.0 million to complete the Circe Network and will have substantial existing commitments for materials and labor, which may cost more than budgeted. However, the Company has not yet completed the Offering or signed definitive agreements for the construction of the Circe Network. The successful completion and/or use of the Circe Network is dependent, among other things, on the Company's ability to complete the Offering and to: (i) enter into final definitive agreements with Bechtel, ASN and Nortel with respect to the engineering, construction, installation and testing of the Circe Network; (ii) obtain rights-of-way; (iii) obtain appropriate licenses from national and local governments; and (iv) effectively manage the construction of the new fiber routes. The Company's binding letter of intent with Nortel includes price terms, ready-for-service dates and specified equipment that Nortel will provide but is not a definitive agreement covering all the terms that are customarily addressed in definitive agreements (such as warranties). The Company's binding letter of intent with ASN covers price and payment terms, ready-for-service dates and project completion incentives but needs to be replaced with a definitive agreement. The Company's binding letter of intent with Bechtel covers cost incentives, ready-for-service dates and rights-of-way incentives, but also needs to be replaced with a definitive agreement. The risk that rights-of-way cannot be obtained, and the cost thereof, will be borne entirely by the Company. In addition, the successful construction of the Circe Network is substantially dependent on third party contractors retained by Bechtel. Although the Circe Network, as proposed, will consist primarily of "new digs," it may also involve acquisition of existing fiber for certain segments, including the United Kingdom and access and egress to Paris and those segments will have substantially fewer fibers than the portions of the Circe Network that will be newly constructed. Accordingly, the value of the Circe Network may be less than would be the case if it was entirely a "new dig."

         The Company will generally not be able to terminate calls over its own network, even after the Circe Network is built. Therefore, in order to effectively use the Circe Network, it will need to be interconnected to the existing networks of ITOs in four separate countries (the United Kingdom, France, Belgium and The Netherlands). Such interconnection is expected to entail difficult negotiations with these ITOs and may be delayed. Difficulties or delays with respect to any of the foregoing may significantly delay or prevent the completion and/or use of the Circe Network, which would have a material adverse effect on the Company. The difficulties inherent in a large construction project such as the Circe Network are exacerbated by the fact that the Circe Network will be built in four separate countries, each with separate legal and regulatory regimes and different languages, and will involve submarine cable in the North Sea and the English Channel.

         The Company must complete the Offering and must obtain rights-of-way and wayleaves in order to complete the Circe Network. The Company does not have any existing rights-of-way or wayleaves on the routes it intends to use for the Circe Network. Moreover, the Company generally has no right to acquire rights-of-way. While the Company believes that rights-of-way will be available at acceptable costs and in a timely manner, there can be no assurance in this regard.

         The Circe Network is also subject to construction risks, including the risks of cost overruns and delays. If the cost of the Circe Network significantly exceeds the Company's budget for the project, the Company will be required to obtain additional financing or to abandon or curtail the Circe Network. If the Company encounters construction delays, it will not be able to route its traffic over owned facilities as soon as it hopes, which will have a detrimental effect on its ability to increase traffic volumes and on its gross margins. In addition, construction delays could negatively effect the Company's ability to sell IRU's or capacity to other carriers and delay or prevent its qualification as an "infrastructure provider" or "network operator" in France (which are entitled to obtain substantial discounts on interconnection in France).

         The Company is aware that certain long distance carriers and consortia are expanding capacity in Europe and believes that other long distance carriers, as well as potential New Entrants, are considering the construction of new fiber optic and other long distance transmission networks. For example, the Ulysses cable system owned by WorldCom and the Hermes connect cities that will be linked by the Circe Network. In addition, Esprit Telecom Group plc and Fibernet Group are currently building out their Pan-European networks, and other companies such as Level 3 Communications, are planning to construct fiber optic networks in Europe. As a result, there may be extreme pricing pressure with respect to sales of IRUs or capacity on the Circe Network and transmission of calls between those cities. Any price competition could have a material adverse effect on the Company's business, financial condition, results of operations and its ability to make payments on its outstanding indebtedness and any senior equity securities. Since the cost of the actual fiber is a relatively small portion of building new transmission lines, persons building such lines are likely to install fiber that provides substantially more transmission capacity than will be needed over the short or medium-term. Further, recent technological advances have shown the potential to greatly expand the capacity of existing and new fiber optic cable, which will add to available supply and thereby create additional pricing pressure. For example, Lucent Technologies Inc. recently announced that it has developed new electronics that will substantially improve the capacity of fiber optic cable. Demand for transmission capacity in the United States has recently been fueled by businesses seeking data transmission capacity. European businesses are not currently using data transmission to the same extent as U.S. businesses. If European businesses do not substantially increase their demand for data services, the Company's ability to utilize the Circe Network will be adversely affected. In addition, the Company intends to sell IRUs or capacity in the Circe Network to other carriers, which will result in competitors having capacity on the Company's routes along the Circe Network, which in turn will result in pricing pressures with respect to traffic carried along these routes. If industry capacity expansion results in capacity that exceeds overall demand in general or along any of the Company's routes, severe additional pricing pressure could develop. Furthermore, the marginal cost of carrying calls over fiber optic cable is extremely low. As a result, certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be significantly more expensive than local calls. Such pricing pressure could have a material adverse effect on the Company and its ability to make payments on its outstanding indebtedness and any senior equity securities.

SUBSTANTIAL CAPITAL REQUIREMENTS

         In order to further develop and expand the Viatel Network, including the Circe Network, and to develop and expand new and existing services, the Company will require substantial additional capital. Future sources of financing may include additional public and private debt and equity offerings, project financing, equipment financings and the sale of IRUs or capacity in the Circe Network, if it is constructed. There can be no assurance that additional financing arrangements will be available on acceptable terms. Moreover, if the Offering is completed, the amount of the Company's substantial total outstanding indebtedness may adversely affect the Company's ability to raise additional funds.

         The Company believes that the net proceeds from the Offering, project financing, equipment financing and the sale of IRUs and capacity on the Circe Network will provide sufficient funds for the Company to expand its business as planned and to fund its operating losses for at least the next 18 to 24 months. However, the amount of the Company's future capital requirements will depend on a number of factors, including the success of the Company's business, the start-up date of the Circe Network, the rate at which the Company further expands the Viatel Network, the types of services that the Company offers, staffing levels, acquisitions and customer growth, as well as other factors that are not within the Company's control, including competitive conditions, government regulatory developments and capital costs. In the event that the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Offering, project financing, equipment financings and proceeds from the sale of IRUs or capacity on the Circe Network prove to be insufficient to fund the Company's growth in the manner and at the rate currently anticipated, the Company may be required to delay or abandon some or all of the Company's development and expansion plans or the Company may be required to seek additional sources of financing earlier than currently anticipated.

COMPETITION

         The international telecommunications industry is highly competitive and is characterized by substantial on-going price declines. For example, France Telecom has obtained approval to reduce retail prices by 9% during each of 1997 and 1998 and 4.5% during each of 1999 and 2000. Deutsche Telekom has announced that it intends to reduce retail long distance prices by up to 40%. Neither of these ITOs has reduced or is expected to reduce wholesale prices to the same extent. These pricing policies have created substantial pressure on the Company's gross margins. The Company's success depends upon its ability to compete with other telecommunications providers in each of its markets. These providers include the ITO in each country in which the Company operates, such as British Telecom, France Telecom, Belgacom and Telecom Italia, and global alliances among some of the world's largest telecommunications carriers, such as Uniworld, AT&T's WorldPartners' alliance with Unisource, Concert, Global One and the recently announced alliance among WorldCom, MCI and Telefonica de Espana. Other potential competitors include cable communications companies, wireless telephone companies, electric and other utilities with rights-of-way, railways, microwave carriers and large end users which have private networks. The intensity of competition and price declines have increased over the past several years and the Company believes that such competition and price declines will continue to intensify, particularly in Western Europe where liberalization of the telecommunications markets continues. Many of the Company's current and potential competitors have substantially greater financial, marketing and other resources than the Company. If the Company's competitors devote significant additional resources to the provision of international or national long distance telecommunications services to the Company's target customer base of small and medium-sized businesses, such action could have a material adverse effect on the Company's business, financial condition and results of operations.

         Because all of the Company's current and targeted European markets (other than the United Kingdom) have only recently liberalized or still are in the process of liberalizing the provision of Voice Telephony, customers in most of these markets are not accustomed to obtaining services from competitors to ITOs and may be reluctant to use emerging telecommunications providers, such as the Company. In particular, the Company's target customer base of small and medium-sized businesses with significant international calling needs, may be reluctant to entrust their telecommunications needs to new operators that are believed to be unproven. In addition, in continental Europe, certain of the Company's competitors (including the ITOs) provide potential customers with a broader range of services than the Company can offer due to existing regulatory restrictions.

         Competition for customers in the telecommunications industry is primarily based on price and quality of services offered. The Company prices its services primarily by offering discounts to the prices charged by ITOs and other major competitors. However, prices for international long distance calls have decreased substantially over the past few years in the markets in which the Company currently maintains operations or in which it expects to establish operations. Some of the Company's larger competitors may be able to use their greater financial resources to cause severe price competition in the countries in which the Company operates or expects to operate. It appears that Western European ITOs are responding to deregulation more rapidly and aggressively than occurred after deregulation in the United States and the United Kingdom. The Company expects that prices for its services will continue to decrease for the foreseeable future and that ITOs and other dominant telecommunications providers will continue to improve their product offerings. The improvement in product offerings and service provisions by the ITOs, as well as the liberalization of Voice Telephony and infrastructure which has commenced in certain EU member states, could similarly have a material adverse effect on the competitiveness of the Company to the extent that the Company is unable to provide similar levels of offerings and services. If the ITO in any jurisdiction uses its competitive advantages to their fullest extent, the Company's operations in such jurisdiction would be adversely affected. Furthermore, the marginal cost of carrying calls over fiber optic cable is extremely low. As a result, certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be significantly more expensive than local calls. In addition, certain carriers, including AT&T, are implementing plans to offer telecommunications services over the Internet at substantially reduced prices. Any price competition could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that the ITOs generally have certain competitive advantages that the Company and other competitors do not have due to their control over local connectivity. The Company relies on the ITOs for access to the PSTN and the provision of leased lines, and the failure of the ITOs to provide such access or leased lines at reasonable pricing could have a material adverse effect on the Company's business, financial condition and results of operations. The reluctance of some national regulators to accept liberalizing policies, grant regulatory approvals that would result in increased competition for the local ITO and enforce access to ITO networks and essential facilities could have a material adverse effect on the Company's competitive position.

There can be no assurance that the Company will be able to compete effectively in any of its markets. See "Item 1. Business - Competition."

SUBSTANTIAL GOVERNMENT REGULATION

         OVERVIEW. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which the Company currently operates and intends to operate. The interpretation and enforcement of such laws and regulations varies and could limit the Company's ability to provide certain telecommunications services in certain markets. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable laws and regulations, or that other regulatory activities will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business - Government Regulation."

         INTERNATIONAL TRAFFIC. Under the WTO Agreement, concluded on February 15, 1997, 69 countries comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, 59 of these countries have subscribed to specific procompetitive regulatory principles. The WTO Agreement became effective on February 5, 1998 and is expected to be implemented by most signatory countries in 1998, although there may be substantial delays. The Company believes that the WTO Agreement will increase opportunities for the Company and the Company's competitors. However, the precise scope and timing of the implementation of the WTO Agreement remain uncertain and there can be no assurance that the WTO Agreement will result in beneficial regulatory liberalization.

         On November 26, 1997, the FCC adopted the Foreign Participation Order to implement the U.S. obligations under the WTO Agreement. In the Foreign Participation Order, the FCC adopted an open entry standard for carriers from WTO member countries, generally facilitating market entry for such applicants by eliminating certain existing tests. These tests remain in effect, however, for carriers from non-WTO member countries. Petitions for reconsideration of the Foreign Participation Order are pending at the FCC.

         International carriers serving the United States, including the Company, remain subject to the International Settlement Rates Order which became effective on January 1, 1998. The international accounting rate system allows a U.S. facilities-based carrier to negotiate an "accounting rate" with a foreign carrier for handling each minute of international telephone service. Each carrier's portion of the accounting rate (usually one-half) is referred to as the settlement rate. The new International Settlement Rates Order generally requires U.S. facilities-based carriers to negotiate settlement rates with their foreign correspondent at no greater than FCC-established "benchmark" prices. Historically, international settlement rates have vastly exceeded the cost of terminating telecommunications traffic. In addition, the International Settlement Rates Order imposed new conditions upon certain carriers, including the Company. First, the FCC conditioned facilities-based authorizations for service on a route on which a carrier has a foreign affiliate upon the foreign affiliate offering all other U.S. carriers a settlement rate at or below the relevant benchmark. The Company's foreign affiliate in the United Kingdom satisfies this condition. Second, the FCC conditioned any authorization to provide switched services over either facilities-based or resold international private lines upon the condition that at least half of the facilities-based IMTS traffic on the subject route is settled at or below the relevant benchmark rate. This condition applies whether or not the licensee has a foreign affiliate on the route in question. In the Foreign Participation Order described above, however, if the subject route does not comply with the benchmark requirement, a carrier can demonstrate that the foreign country provides "equivalent" resale opportunities. Accordingly, since the February 9, 1998 effective date of the Foreign Participation Order, the Company has been permitted to resell private lines for the provision of switched services to any country that either has been found by the FCC to comply with the benchmarks or has been determined to be equivalent. The Company, however, will require prior FCC approval in order to provide resold private lines to any country in which it has an affiliated carrier that has not been found by the FCC to lack market power. Many parties have appealed the International Settlement Rates Order to the U.S. Court of Appeals for the D.C. Circuit or have filed petitions for reconsideration with the FCC. These proceedings are still pending. The Company cannot predict the outcome of this appeal and its possible impact on the Company.

         Increasing regulatory liberalization in many countries' telecommunications markets now permits more flexibility in the way the Company can route calls. Although certain FCC rules limit the way in which some international calls can be routed, the Company does not believe that its network configuration, specifically the way in which traffic is routed through its facilities in the United Kingdom, is specifically prohibited by or undermines in any way the intent of these rules. It is possible, however, that the FCC could find that the Company's network configuration violates these rules. If the Company were found to be in violation of these routing restrictions, and if the violation were sufficiently severe, it is possible that the FCC could impose sanctions and penalties upon the Company.

         CALL REORIGINATION. In addition, outside the EU the Company provides its customers with access to its services through the use of call reorigination. A substantial number of countries have prohibited certain forms of call reorigination. There can be no assurance that certain of the Company's services and transmission methods will not be or not become prohibited in certain jurisdictions and, depending on the jurisdictions, services and transmission methods affected, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business - Government Regulation."

         UNSETTLED NATURE OF REGULATORY ENVIRONMENT. The Company has pursued and expects to continue to pursue a strategy of providing its services to the maximum extent it believes permissible under applicable laws and regulations. The Company's provision of services in Western Europe may also be affected if any EU member state imposes greater restrictions on non-EU international service than on such service within the EU. There can be no assurance that the United States or foreign jurisdictions will not adopt laws or regulatory requirements that will adversely affect the Company. Additionally, there can be no assurance that future United States or foreign regulatory, judicial or legislative changes will not have a material adverse effect on the Company or that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable laws or regulations. If the Company is unable to provide the services it is presently providing or intends to provide or to use its existing or contemplated transmission methods, due to its inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, such events could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business - Government Regulation."

         Since January 1, 1998, the Company, as well as its U.S. competitors, have been required to make FCC-mandated contributions to a universal service fund to subsidize telecommunications services for low-income persons, schools and libraries, and rural health care providers. These contributions are based upon the Company's gross revenues. The amount of these contributions for 1998 is unclear, as is whether the rate for these contributions will escalate in future years. There can be no assurance that the Company will be able fully to pass the cost of these contributions on to its customers or that doing so will not result in a loss of customers.

         EUROPEAN IMPLEMENTATION. The national governments of EU member states are required to pass legislation to liberalize the markets within their countries to give effect to European Commission ("EC") directives. This applies not only to the liberalization requirements set out in EC directives that already have been adopted, but will also apply to requirements to be contained in those directives which still remain to be adopted by the Council of the
European Communities. In addition, some EU member states have inconsistently and, in some instances, unclearly implemented EC telecommunications directives, which could limit, constrain or otherwise adversely affect the Company's ability to provide certain services. Furthermore, national governments may not necessarily pass legislation enacting an EC directive in the form required, if at all, or may pass such regulations only after a significant delay. In November 1997, the EC commenced proceedings against seven EU member states, including Belgium, for failure to fully implement certain EU telecommunications directives. Even if a national government enacts appropriate regulations within the time frame established by the EU, there may be significant resistance to the implementation of such legislation from ITOs, regulators, trade unions and other sources. For example, in France, the telecommunications union has stated its objection to the current move towards liberalization. The above factors and other potential obstacles to liberalization could have a material adverse effect on the Company's operations by preventing the Company from expanding its operations as currently intended, as well as a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH AND IMPLEMENTATION OF GROWTH STRATEGY

         The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's administrative, operational and financial resources and has increased demands on its systems and controls. In addition, there can be no assurance that the Company will be able to successfully add services or expand its geographic markets or that existing regulatory barriers to its current or future operations will be reduced or eliminated. As the Company increases its services and expands its geographic markets, there will be additional demands on the Company's customer support, sales and marketing and administrative resources and network infrastructure. There can be no assurance that the Company's administrative, operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth or that the Company will be able to successfully attract, train and manage additional employees. The failure to continue to upgrade the Company's administrative, operating and financial control systems and infrastructure or the occurrence of unexpected expansion difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. See "- Dependence on Effective Information Systems; Year 2000 Technology Risks."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         There are certain risks inherent in conducting an international business, including regulatory limitations restricting or prohibiting the provision of the Company's services, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. For example, regulatory limitations restricting or prohibiting the Company's operations in Latin America, including regulations in certain countries prohibiting the provision of services through the automatic callback access method utilized by the Company, have contributed to the Company's decision to discontinue or modify certain of its services in such countries. Existing or future regulations in other countries could also have similar consequences.

         Since its inception in 1991, the Company has invested heavily in developing its ability to provide international telecommunications services within Western Europe and other deregulating markets and in developing and expanding its market presence including, entering into the national long distance telecommunications markets in Spain, Italy and Germany. If the Company's operations in Western Europe expand as expected, an increasing portion of the Company's revenue and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates will likely affect the Company's results of operations. Furthermore, international rates charged to customers are likely to decrease in the future for a variety of reasons, including increased competition between existing carriers, New Entrants into geographic markets in which the Company operates or intends to operate and additional strategic alliances or joint ventures among large international carriers that facilitate targeted pricing and cost reductions. Depending on the countries involved, any or all of the foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters in countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. See "- Substantial Government Regulation, "- Results of Operations - Liquidity and Capital Resources - Foreign Currency," and "Item 1. Business - Government Regulation."

RISKS ASSOCIATED WITH ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

         The Company may seek to acquire customer bases and businesses from, make investments in, or enter into strategic alliances with, other companies. Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by the risks commonly encountered in such transactions. Such risks include, among others, the difficulty of identifying appropriate acquisition candidates, the difficulty of assimilating the operations and personnel of the acquired entities, the potential disruption of the Company's ongoing business, the inability of management to capitalize on the opportunities presented by acquisitions, investments or strategic alliances, the failure to successfully incorporate licensed or acquired technology and rights into the Company's services, the failure to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees as a result of changes in management and ownership. Additionally, in connection with an acquisition, the Company may experience rates of customer attrition that are significantly higher than the rate of customer attrition which it generally experiences. Further, to the extent that any such transaction involves customer bases or businesses located outside the United States, the transaction would involve the risks associated with international operations. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered with such acquisitions, investments or strategic alliances. See "- Risks Relating to the Circe Network," "- Risks Associated with International Operations," "- Risks Associated with the Operation of the Viatel Network," and "Item 1. Business - Business Strategy - Pursue Acquisitions, Investments and Strategic Alliances."

RAPIDLY CHANGING INDUSTRY, TECHNOLOGY AND CUSTOMER REQUIREMENTS; SIGNIFICANT PRICE DECLINES

         The telecommunications industry is changing rapidly due to, among other factors, liberalization, privatization of ITOs, technological improvements, expansion of telecommunications infrastructure and the globalization of the world's economies and free trade. Such changes may happen at any time and can significantly affect the Company's operations from period to period. There can be no assurance that one or more of these factors will not have unforeseen effects which could have a material adverse effect on the Company. There can also be no assurance, even if these factors turn out as anticipated, that the Company will be able to implement its strategy or that its strategy will be accepted in this rapidly evolving market.

         The telecommunications industry is characterized by rapid and significant technological advancements, introductions of new products and services utilizing new technologies, increased availability of transmission capacity and increased utilization of the Internet for voice and data transmission. As new technologies develop, the Company may be placed at a competitive disadvantage and competitive pressures may force the Company to implement such new technologies at substantial cost. In addition, competitors may implement new technologies before the Company is able to implement such technologies, allowing such competitors to provide enhanced services and superior quality compared to those provided by the Company. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company, or which it may implement in the future, may not be preferred by its customers or may become obsolete. If the Company is unable to respond to competitive pressures, implement new technologies on a timely basis, penetrate new markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced services offered by the Company do not achieve a significant degree of market acceptance, any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

         Prices for international long distance calls historically have been kept artificially high in part by above-cost international settlement rates and have allowed carriers to enjoy artificially high gross margins on international calls. However, many observers believe that, given the negligible marginal cost to a facilities-based carrier of carrying an international call and given the emergence of competition in many countries, the international settlement rate system is in the process of collapsing and that the price of international calls will not be sufficiently more expensive than domestic long distance calls. In addition, the Interconnection Directive, which became effective on January 1, 1998, requires EU operators with significant market power to charge cost-based and non-discriminatory prices for transmission of cross-border traffic. This will have an effect on settlement rates with countries and territories outside the EU and may also contribute to the collapse of the international settlement rate system. For the foregoing reasons, substantial price reductions have begun to be reflected in international rates, particularly the rates charged for calls between countries where competition exists. For example, Sprint has reduced its rates on certain calls between the United States and the United Kingdom to $.10 per minute. This represents a steep decline from rates charged for such calls as recently as several years ago and the Company expects rates on international calls, particularly between the United States and Western Europe, to continue to decline significantly. Furthermore, the FCC has adopted the International Settlement Rate Order, which is designed to bring downward pressure on international telephone rates by requiring U.S. carriers to pay lower settlement rates to their correspondent foreign carriers.

         Industry observers predict that telephone charges will be less affected by the distance a call is carried, particularly with the possible increased use of voice services over the Internet. As a consequence, the Company would experience a substantial reduction in its gross margin on international calls which, absent a substantial increase in billable minutes of traffic carried or charges for additional services, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, France Telecom and Deutsche Telekom have recently taken steps to substantially reduce retail prices, in excess of reductions in wholesale prices, in an effort to protect their market share and deter competitors, such as the Company. See "Item 1. Business - Competition" and "- Competition."

RISKS ASSOCIATED WITH THE OPERATION OF THE VIATEL NETWORK

         The Company's success is dependent on the seamless technical operation of the Viatel Network and on the management of traffic volumes and route selection over the network. Furthermore, as the Company expands the Viatel Network to increase both its capacity and reach, and as traffic volume continues to increase, the Company will face increasing demands and challenges in running and managing the network, including its circuit capacity and traffic management systems. The Viatel Network is subject to several risks which are outside of the Company's control, such as the risk of damage to software and hardware resulting from fire, power loss, natural disasters and general transmission failures caused by a number of additional factors. Any failure of the Viatel Network or other systems or hardware that causes significant interruptions to the Company's operations could have and a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations are also dependent on its ability to successfully integrate new and emerging technologies and equipment into the Viatel Network, which could increase the risk of system failure and result in further strains upon the Viatel Network. The Company attempts to minimize customer inconvenience in the event of a system disruption by routing traffic to other circuits and switches which may be owned by other carriers. However, prolonged or significant system failures, or difficulties for customers in accessing and maintaining connection with the Viatel Network, could seriously damage the reputation of the Company and result in customer attrition and financial losses. Additionally, any damage to the Company's switching centers in Omaha, Nebraska could have a material adverse effect on the Company's ability to monitor and manage the network operations and generate accurate call detail reports.

         The expansion and development of the Viatel Network will entail the significant expenditure of resources in projecting growth in traffic volume and routing preferences and determining the most cost-effective means of growing the Viatel Network, for example, through variable or fixed lease arrangements, the purchase of IRUs or MIUs on digital fiber optic cables or digital microwave equipment, or the construction of transmission infrastructure. Failure to project traffic volume and route preferences correctly or to determine the optimal means of expanding the Viatel Network would result in less than optimal utilization of the Viatel Network and could have a material adverse effect on the Company's business, financial condition and results of operations.
See "Item 1. Business - The Viatel Network."

DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS; YEAR 2000 TECHNOLOGY RISKS

         To efficiently produce customer bills in a timely manner, the Company must record and process millions of call detail records quickly and accurately. While the Company believes that its billing and information systems are currently sufficient for its operations, such systems will require enhancements and ongoing investments, particularly as volume increases. There can be no assurance that the Company will not encounter difficulties in enhancing its systems or integrating new technology into its systems. The failure of the Company to implement any required system enhancement, to acquire new systems or to integrate new technology in a timely and cost effective manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business - Information Systems."

         While the Company believes that its software and hardware systems are Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems will then function adequately. The Company does not know whether the computer systems of ITOs and other carriers on whose services the Company depends for transmission capacity are Year 2000 compliant. If the computer systems of the ITOs and such other carriers are not Year 2000 compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON THIRD PARTIES FOR LEASED CAPACITY AND INTERCONNECTION ARRANGEMENTS

         Other than IRUs and MIUs in certain digital fiber optic cables, the Company does not currently own any telecommunications transmission lines. As a result, the Company depends upon other facilities-based carriers, virtually all of which are competitors of the Company. The Company currently leases transmission lines from, among others, British Telecom, Cable & Wireless, and the respective ITO in each country in which the Company operates. In addition, the Company's ability to connect customers to the Viatel Network is dependent upon the Company's ability to secure interconnection agreements, providing access and egress into and from the PSTN, with the respective ITO in each market in which the Company operates. The Company currently has interconnection agreements with Cable & Wireless, British Telecom, in the United Kingdom, KPN in The Netherlands, Infostrada in Italy and Deutsche Telekom and ECN Telecommunications in Germany, and expects to secure additional interconnection agreements in certain other EU member states in which the Company operates as liberalization continues. The Company expects to encounter strong resistance to its efforts to obtain economical interconnection agreements. Even if the Company obtains such agreements, the actual interconnection of the Viatel Network with the ITOs is expected to involve disputes and delays. There can be no assurance that the Company will be successful in securing such interconnection agreements and actual interconnection in a satisfactory or timely manner.

         The Company currently leases capacity for point-to-point circuits with fixed monthly payments and buys minutes of use pursuant to agreements with maximum twelve-month terms and is vulnerable to changes in its lease arrangements, capacity limitations and service cancellations. These lease arrangements present the Company with high fixed costs, while revenues generated by the utilization of these leases will vary based on traffic volume and pricing. Accordingly, if the Company is unable to generate sufficient traffic volume over particular routes or is unable to charge appropriate rates, the
Company could fail to generate revenue sufficient to meet the fixed costs associated with the lease and may incur negative gross margins with respect to such routes. Although the Company believes that its arrangements and relationships with other carriers generally are satisfactory, the deterioration or termination of the Company's arrangements and relationships with one or more carriers could have a material adverse effect on the Company's cost structure, service quality, network coverage, financial condition and results of operations.  See  "Item  1.  Business  - The  Viatel  Network"  and  "-  Carrier
Contracts."

DEPENDENCE ON CARRIER CUSTOMERS

         Revenues derived from carrier customers accounted for 27.9% of the Company's revenues during 1997. Such revenues are produced by a limited number of carrier customers. Accordingly, the loss of revenue from one or more carrier customers could have a material adverse effect upon the Company's business, financial condition and results of operations.

         Carrier customers are extremely price sensitive, generate very low margin business and often choose to move their business based solely on small price changes. In addition, smaller carrier customers generally are perceived in the telecommunications industry as presenting a higher risk of payment delinquency or non-payment than other customers. While the Company believes that its credit criteria enables it to reduce its exposure to the higher payment risks generally associated with carrier customers, no assurance can be given that such criteria will afford adequate protection against such risks.

VARIABILITY OF OPERATING RESULTS

         The Company's quarterly operating results have fluctuated in the past, primarily as a result of the evolution of the Company's business, and may fluctuate significantly in the future as a result of a variety of factors, including: (i) pricing changes; (ii) changes in the mix of services sold or channels through which those services are sold; (iii) changes in user demand, customer terminations of service, capital expenditures and other costs relating to the expansion of the Viatel Network; (iv) the start-up of the Circe Network;
(v) the timing and costs of any acquisitions of customer bases and businesses, services or technologies; (vi) the timing and costs of marketing and advertising efforts; (vii) the effects of government regulation and regulatory changes; and
(viii) specific economic conditions in the telecommunications industry. Such variability could have a material adverse effect on the Company's business, financial condition and results of operations. Any significant shortfall in demand for the Company's services in relation to the Company's expectations, or the occurrence of any other factor which causes revenue to fall significantly short of the Company's expectations, would also have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the uncertainty of revenue growth coupled with substantial planned increases in operating expenses and the continued evolution in the Company's transmission methodology from switchless resale to use of the Viatel Network may result in substantial quarterly fluctuations in the Company's operating results. See "- Limited Operating History; Substantial Net Losses and Negative Cash Flow from Operations; Expected Future Net Losses and Negative Cash Flow from Operations."

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Not currently applicable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following statements are filed as part of this Report:

                                                                     Form 10-K
Financial Statements:                                                 PAGE NO.
                                                                     ---------

Independent Auditors' Report......................................      46

Consolidated Balance Sheets as of December 31, 1996 and 1997......      47

Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1996 and 1997.............................      48

Consolidated Statements of Stockholders' Equity (Deficiency)for the
     Years ended December 31, 1995, 1996 and 1997.................      49

Consolidated Statements of Cash Flows for the Years ended
     December 31, 1995, 1996 and 1997.............................      50

Notes to Consolidated Financial Statements for the Years
     Ended December 31, 1995, 1996 and 1997.......................      51

II. Valuation and Qualifying Accounts.............................      64


 All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Viatel, Inc:

         We have audited the consolidated financial statements of Viatel, Inc. Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viatel, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/ KPMG PEAT MARWICK LLP


New York, New York
March 4, 1998, except as to note 13(c),
  which is as of March 18, 1998

                          VIATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                                                                                      1996                1997
                                                                                               -------------------  ----------------
                                            ASSETS

Current Assets:
   Cash and cash equivalents................................................................          $75,796,102        $21,095,635
   Marketable securities, current ..........................................................            8,181,332          3,499,691
   Trade accounts receivable, net of allowance for doubtful accounts of $602,000 and
      $1,041,000, respectively .............................................................            8,542,305         10,980,737
   Other receivables........................................................................            4,402,944          6,505,875
   Prepaid expenses ........................................................................              789,307          1,347,814
                                                                                                     -------------      ------------

      Total current assets..................................................................           97,711,990         43,429,752
                                                                                                     -------------      ------------

Marketable securities, non-current .........................................................            9,004,075         22,546,591
Property and equipment, net.................................................................           21,074,417         54,093,748
Deferred financing and registration fees, net of accumulated amortization of $742,000 and
   $1,121,000, respectively ................................................................            3,046,897          2,668,541
Intangible assets, net .....................................................................            1,973,910          1,670,251
Other assets ...............................................................................            1,853,161          2,400,315
                                                                                                    --------------      ------------
                                                                                                     $134,664,450       $126,809,198
                                                                                                    ==============      ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Accrued telecommunications costs ........................................................          $11,915,671        $16,899,194
   Accounts payable and other accrued expenses..............................................            5,916,223         15,232,939
   Current installments of notes payable....................................................                    -          3,099,454
   Current installments of obligations under capital leases.................................               96,064            273,469
   Commissions payable......................................................................              349,646            258,533
                                                                                                     -------------       -----------
      Total current liabilities ............................................................           18,277,604         35,763,589
                                                                                                     -------------       -----------
Long term liabilities:
   Senior discount notes, less discount of $42,945,967 and $30,845,388, respectively........           77,754,033         89,854,612
   Notes payable, excluding current installments............................................                    -          7,684,963
   Obligations under capital leases, excluding current installments.........................              149,983            569,719
   Equipment purchase obligation............................................................                    -          1,500,000
                                                                                                     -------------       -----------
      Total long term liabilities ..........................................................           77,904,016         99,609,294
                                                                                                     -------------       -----------

Commitments and contingencies
Stockholders' equity (deficiency):
   Preferred Stock, $.01 par value. Authorized 1,000,000 shares, no shares issued and
      outstanding...........................................................................                    -                  -
   Common Stock, $.01 par value. Authorized 50,000,000 shares, issued and outstanding
      22,513,226 and 22,635,267 shares, respectively .......................................              225,132            226,353
   Additional paid-in capital...............................................................          125,236,410        125,661,323
   Unearned compensation ...................................................................            (130,080)           (65,040)
   Cumulative translation adjustment .......................................................            (862,458)        (5,356,474)
   Accumulated deficit .....................................................................         (85,986,174)      (129,029,847)
                                                                                                    --------------   ---------------
      Total stockholders' equity (deficiency)...............................................           38,482,830        (8,563,685)
                                                                                                    --------------   ---------------
                                                                                                     $134,664,450       $126,809,198
                                                                                                    ==============   ===============
          See accompanying notes to consolidated financial statements.



                                           VIATEL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                                             1995                    1996                  1997
                                                                        ---------------       ----------------      ----------------

Telecommunications revenue ..........................................    $ 32,313,293          $ 50,418,694          $ 73,018,004
                                                                         --------------        ----------------     ----------------

Operating expenses:
Costs of telecommunications services ................................      27,648,340            42,130,308            63,504,031
Selling, general and administrative expenses.........................      24,327,537            32,856,785            36,075,778
Depreciation and amortization........................................       2,636,787             4,801,624             7,717,236
Equipment impairment loss............................................         560,419                     -                     -
                                                                         ----------------       ---------------        -------------
      Total operating expenses.......................................      55,173,083             79,788,717           107,297,045
Other income (expenses):
Interest income......................................................       3,281,926              1,852,323             3,685,711
Interest expense ....................................................      (8,856,317)           (10,848,025)          (12,450,343)
Share in loss of affiliate ..........................................         (41,530)                (9,625)                    -
                                                                         -----------------      ----------------       -------------
      Net loss.......................................................    $(28,475,711)          $ (38,375,350)         $(43,043,673)
                                                                         =================      ================       =============
      Net loss per common share, basic ..............................    $      (2.09)          $       (2.47)         $      (1.90)
                                                                         =================      ================       =============
      Net loss per common share, diluted ............................    $      (2.09)          $       (2.47)         $      (1.90)
                                                                         ==================     =================      =============
      Weighted average common shares outstanding ....................      13,640,980               15,514,479           22,620,178
                                                                         ==================     =================      =============



        See accompanying notes to the consolidated financial statements.



                          VIATEL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                   NUMBER OF
                       NUMBER OF   CLASS A
                       COMMON      COMMON               CLASS A  ADDITIONAL                  CUMULATIVE
                       STOCK       STOCK      COMMON    COMMON    PAID-IN       UNEARNED    TRANSLATION  ACCUMULATED
                       SHARES      SHARES     STOCK      STOCK    CAPITAL     COMPENSATION  ADJUSTMENT     DEFICIT      TOTAL
                       --------    ---------  ------    ------   -------       -----------  -----------  -----------    -----

Balance at January
   1, 1995.......... 10,716,135   2,904,846  $107,161  $29,048   $29,982,211    $   -       $  1,523     $(19,135,113)  $10,984,830
Issuance of
   restricted
   common stock.....     20,000       -           200     -          116,800    (78,000)      -              -              39,000
Foreign currency
      translation
     adjustment....        -          -            -      -             -             -     (166,199)         -            (166,199)
Net loss...........        -          -            -      -             -             -         -         (28,475,711)  (28,475,711)
                     -----------  ----------- ---------- -------   ------------  ---------  ---------      ------------ ------------

Balance at December
   31, 1995........  10,736,135   2,904,846    107,361   29,048     30,099,011   (78,000)   (164,676)     (47,610,824)  (17,618,080)

Issuance of
   restricted
   common stock.....     66,666        -           667     -           389,333    (52,080)       -               -          337,920
Issuance of common
   stock, net of
   $9,541,954 issue
     costs..........  8,667,000        -        86,670     -        94,375,376         -         -               -       94,462,046
Conversion of Class
   A common stock
   to common stock..  2,904,846   (2,904,846)   29,048   (29,048)          -           -         -               -            -
Stock options
   exercised........    138,579        -         1,386      -          372,690         -         -               -          374,076
Foreign currency
   translation
   adjustment.......       -           -           -        -              -           -      (697,782)          -         (697,782)
Net loss ...........       -           -           -        -              -           -          -        (38,375,350) (38,375,350)
                     -----------  ------------ ---------- -------    -----------  ----------- -----------  ------------ ------------
Balance at December
   31, 1996......... 22,513,226        -       225,132      -       125,236,410    (130,080)  (862,458)     (85,986,174) 38,482,830
Stock options
   exercised........    122,041        -         1,221      -           424,913         -          -              -         426,134
Earned compensation.       -           -           -        -              -          65,040       -              -          65,040
Foreign currency
   translation
   adjustment.......       -           -           -        -              -            -    (4,494,016)          -      (4,494,016)
Net loss............       -           -           -        -              -            -           -       (43,043,673)(43,043,673)
                     -----------  ----------- ----------  ------   -----------   -----------  ----------  --------------  ----------
Balance at December
31, 1997.........    22,635,267        -      $226,353    $ -      $125,661,323  $(65,040)   $(5,356,474) $(129,029,847)$(8,563,685)
                     ===========  =========== ==========  ======   ============  ===========  =========== ==========================

          See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                            1995                    1996                   1997
                                                                    ----------------------  ---------------------  ----------------

Cash flows from operating activities:
   Net loss......................................................        $    (28,475,711)      $    (38,375,350)     $ (43,043,673)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..............................               2,636,787              4,801,624          7,717,236
      Interest expense on senior discount notes..................               8,773,438             10,783,468         12,478,935
      Accrued interest income on marketable securities...........                (714,468)              (369,761)        (2,002,089)
      Provision for losses on accounts receivable................               1,229,473              2,224,953          2,733,220
      Share in loss of affiliate.................................                  41,530                  9,625                -
      Earned compensation .......................................                  39,000                337,920             65,040
      Deferred financing and registration costs..................                (460,032)                     -                -
      Equipment impairment loss..................................                 560,419                      -                -
   Changes in assets and liabilities:
      Increase in accounts receivable............................              (2,127,611)            (6,057,936)        (6,220,589)
      Increase in prepaid expenses and other receivables.........              (2,593,863)            (1,013,989)        (1,479,665)
      Increase in other assets and intangible assets.............                (991,345)              (315,056)        (1,021,891)
      Increase in accrued telecommunications costs, accounts
        payable, accrued expenses and commissions payable........               3,592,930              1,643,858          8,248,754
                                                                     ----------------------  ---------------------  ----------------
        Net cash used in operating activities....................             (18,489,453)           (26,330,644)       (22,524,722)
                                                                     ----------------------  ---------------------  ----------------

   Cash flows from investing activities:
      Purchase of property, equipment and software...............             (11,377,850)             (9,423,191)      (34,190,052)
      Purchase of marketable securities..........................             (55,495,423)            (30,571,006)      (49,097,155)
      Proceeds from maturity of marketable securities............              30,078,399              38,807,045        40,123,514
      Investment in affiliate ...................................                (262,214)               (101,904)           -
      Issuance of notes receivable...............................                      -                 (303,227)           -
                                                                     ----------------------  ---------------------  ----------------
      Net cash used in investing activities......................             (37,057,088)             (1,592,283)      (43,163,693)
                                                                     ---------------------   ---------------------  ----------------

   Cash flows from financing activities:
      Borrowings on notes payable................................                      -                      -          11,120,672
      Proceeds from issuance of Common Stock.....................                      -               94,836,122           426,134
      Payments under capital leases..............................              (1,306,453)                (63,885)         (524,859)
      Repayment of notes payable.................................                (999,463)                    -            (336,255)
      Borrowings under bank credit line .........................                      -                      -             600,000
                                                                     ---------------------   --------------------    ---------------
      Net cash (used in) provided by financing activities........             (2,305,916)              94,772,237        11,285,692
                                                                     ---------------------   --------------------    ---------------
Effects of exchange rate changes on cash.........................                  25,757                 11,878           (297,744)
                                                                     ---------------------   --------------------    ---------------
Net (decrease) increase in cash and cash equivalents.............             (57,826,700)            66,861,188        (54,700,467)
Cash and cash equivalents at beginning of year ..................              66,761,614              8,934,914         75,796,102
                                                                     ---------------------   --------------------    ---------------
Cash and cash equivalents at end of year.........................     $         8,934,914    $        75,796,102     $   21,095,635
                                                                     ======================  ====================    ===============
Supplemental disclosures of cash flow information:
   Interest paid.................................................     $            58,040    $            64,557     $      134,409
                                                                     ======================  ====================    ===============

   Equipment acquired under capital lease obligations............     $                -     $           309,933     $    1,122,000
                                                                     ======================  ====================    ===============



          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) DESCRIPTION OF BUSINESS

         Viatel, Inc. (the "Company") is an international telecommunications company providing international and domestic long distance telecommunications services, primarily to small and medium-sized business carriers and resellers.

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

         (C) CASH AND CASH EQUIVALENTS

         The Company's policy is to maintain its uninvested cash at minimum levels. Cash equivalents, which include highly liquid debt instruments purchased with a maturity of three months or less, were $71,765,458 and $8,204,924 at December 31, 1996 and 1997, respectively.

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

Communications systems.......................................   5 to 7 years
Fiber optic cable systems...................................    15 years
Leasehold improvements.......................................   2 to 5 years
Furniture, equipment and other...............................   5 years

         (F) INTANGIBLE ASSETS

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, seven years.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Acquired  employee  base  and  sales  force  in  place  represents  the
intangible   assets   associated  with  the  acquisition  of  independent  sales organizations and is being amortized over three years.

         Deferred financing and registration fees represent costs incurred to issue and register debt and are being amortized over the term of the related debt.

         The costs of all other intangible assets are being amortized over their useful lives, ranging from three to seven years.

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

         (H) FOREIGN CURRENCY TRANSLATION

         Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the period in which they occur. For the years ending December 31, 1995, 1996 and 1997, the Company experienced $107,846 in foreign exchange transaction gains and $10,637 and $858 in foreign exchange transaction losses, respectively.

         (I) NET LOSS PER SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for year-end 1997. SFAS 128, which supersedes APB Opinion No. 15, "Earnings Per Share" was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Per share amounts for 1996 and 1995 have been retroactively restated to give effect to SFAS 128 and were not different from EPS measured under APB No. 15.

         Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1995, 1996 and 1997.

         The Company had potentially dilutive common stock equivalents of 474,137, 969,836 and 1,052,200 for the years ended December 31, 1995, 1996 and
1997, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (J) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. The Company does not believe there is any concentration of credit risk on trade receivables as a result of the large and diverse nature of the Company's worldwide customer base.

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

         (N) STOCK OPTION PLAN

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 11.

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

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as held to maturity as of December 31, 1996 or 1997.

         The following is a summary of the fair value of securities available for sale at December 31, 1996 and 1997:

                                                                                1996                1997
                                                                          ------------------  ------------------


             Corporate debt securities...................................        $9,131,726         $13,481,881
             U.S. Treasury obligations...................................         6,932,280           2,027,510
             Federal agencies obligations................................         1,121,401          10,536,891
                                                                          -------------------    ---------------
                   Total.................................................       $17,185,407         $26,046,282
                                                                          ==================     ===============

         Unrealized gains or losses on securities classified as available for sale are not material at December 31, 1996 and 1997.

         Securities available for sale at December 31, 1997 by contractual maturity are shown below:


         Due within one year................................        $3,499,691
         Due after one year through two years ..............         1,027,799
         Due after two years................................        21,518,792
                                                              ------------------
             Total..........................................       $26,046,282
                                                              ==================

         Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997



(3) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31:

                                                                                   1996              1997
                                                                            -----------------   --------------

         Communications system.............................................      $20,514,213      $43,321,912
         Fiber optic cable systems.........................................          309,933        1,431,933
         Leasehold improvements ...........................................        2,122,911        3,254,515
         Furniture, equipment and other....................................        4,750,137        8,923,806
         Construction in progress .........................................          100,962       10,093,614
                                                                                -------------     -----------
                                                                                  27,798,156       67,025,780
         Less accumulated depreciation and amortization....................        6,723,739       12,932,032
                                                                                --------------    -----------
                                                                                $21,074,417       $54,093,748
                                                                                ==============    ===========

         At December 31, 1996 and 1997, construction in progress represents a portion of the current expansion of the European Network. For the years ended December 31, 1995, 1996 and 1997, $508,600, $66,500 and $163,000, respectively, of interest was capitalized with respect to this project.

(4) INTANGIBLE ASSETS

         Intangible assets consist of the following as of December 31:

                                                                                    1996              1997
                                                                              ------------------  -------------

       Acquired employee base and sales force in place......................        $1,607,225     $1,607,225
       Goodwill ............................................................           474,065        474,065
       Purchased software ..................................................         1,157,467      1,493,546
       Other................................................................           374,539        849,276
                                                                                ---------------     -----------
                                                                                     3,613,296      4,424,112
       Less accumulated amortization........................................         1,639,386      2,753,861
                                                                                ===============    ============
                                                                                    $1,973,910     $1,670,251
                                                                                ================   ============

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997



(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following as of December 31:

                                                                                    1996              1997
                                                                             ----------------  ---------------

         Accounts payable....................................................      $  870,875      $ 5,972,722
         Accrued expenses....................................................       3,792,657        3,252,750
         Accrued capital expenditures........................................               -        4,738,902
         Accrued compensation and benefits...................................       1,252,691        1,268,565
                                                                                ----------------   ------------
                                                                                   $5,916,223      $15,232,939
                                                                                ================   ============

(6) LINE OF CREDIT AND LETTERS OF CREDIT

         The Company has a revolving line of credit agreement which provides for secured borrowings of up to $2.3 million. Borrowings under this line of credit agreement can be made under either of the following interest rate formulas: (i) the lending institution's prime rate or (ii) the LIBOR rate plus two hundred basis points. The Company had $0.6 million and no borrowings under the line of credit agreement at December 31, 1997 and 1996, respectively. The terms of the line of credit agreement include, among other provisions, requirements for maintaining defined levels of securities and other liquid collateral. At December 31, 1997, standby letters of credit of approximately $1.6 million have been issued under this line of credit agreement.

         The weighted-average interest rate on short-term borrowings under this line of credit agreement at December 31, 1997 was 8.0%.

(7) LONG TERM LIABILITIES

         (A) SENIOR DISCOUNT NOTES

         On December 21, 1994, the Company issued $120,700,000, representing the aggregate principal amount of 15% senior unsecured discount notes due January 15, 2005 (the "1994 Notes") for approximately $58,000,000. The notes will fully accrete on a semiannual compounding basis to face value on January 15, 2000 with semiannual interest payments commencing July 15, 2000 until maturity.

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

         On December 31, 1997, the Company estimated the fair value of these notes to be $98,371,000. The estimate is based on quoted market prices for the notes.
                                       56

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997


(7) LONG TERM LIABILITIES (CONTINUED)

         On March 3, 1998, the Company commenced a tender offer to purchase all of the outstanding 1994 Notes and a consent solicitation to eliminate most of the covenants in the indenture relating to the 1994 Notes. The total consideration to be paid for the 1994 Notes will be determined by reference to a fixed spread of 100 basis points over the yield to maturity of the United States Treasury 6.375% Notes Due January 15, 2000. Assuming the extinguishment of the 1994 Notes is completed on March 31, 1998, the Company expects to record an extraordinary loss of approximately $28.3 million related to the early extinguishment of debt comprised of the following: (i) a premium of approximately $24.7 million, (ii) approximately $2.6 million in unamortized deferred financing and registration fees, and (iii) approximately $1.0 million of other associated costs. The tender offer is subject to completion of the offering of Units, consisting of Senior Notes Due 2008 and shares of convertible redeemable preferred stock of the Company. See Note 15.

         (B) EQUIPMENT FINANCING

         In November and December 1997, the Company entered into Loan and Security Agreements with Charter Financial, Inc. ("Charter") pursuant to which the Company borrowed an aggregate of $11.1 million. Repayment of these loans commenced on either December 1997 or January 1998 and are repayable in thirty-two or thirty-six successive monthly installments. Under the terms of these arrangements, the Company is required to satisfy certain EBITDA, unrestricted cash and tangible net worth requirements. Obligations under these Loan and Security Agreements are secured by the grant to Charter of a security interest in certain designated telecommunications equipment. A portion of the payment obligations under these borrowing arrangements are also secured by letters of credit issued by The Chase Manhattan Bank.

         (C) EQUIPMENT PURCHASE OBLIGATION

         Equipment purchase obligation represents the long term portion of accrued capital expenditures which will be financed in 1998. In connection with the financing of such equipment, which was delivered to the Company in the fourth quarter of 1997, the Company has entered into an agreement with Charter which is expected to contain substantially similar terms and provisions as previous equipment financings. The Company expects such financing to be completed in the second quarter of 1998.

(8) STOCKHOLDERS' EQUITY

         On October 23, 1996, the Company completed an initial public offering ("IPO") of its Common Stock, through which it sold 8,667,000 shares of Common Stock at $12 a share and raised approximately $104 million of gross proceeds ($94.5 million of net proceeds).

         In connection with the IPO, all shares of then Class A Common Stock were converted into shares of Common Stock at a ratio of one-to-one and all then outstanding shares of Common Stock were subject to a reverse stock split at a ratio of 3-to-2. In addition, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which (i) authorized the Board of Directors to issue up to 1 million shares of Preferred Stock, $.01 par value per share, of which no shares were issued and outstanding at December 31, 1996, in one or more series and to fix the powers, voting rights, designations and preferences of each series and (ii) eliminated the Class A Common Stock.

         All earnings per share and share data presented herein have been restated retroactively to reflect the conversion of the Class A Common Stock into Common Stock and the reverse stock split of all then outstanding shares of Common Stock.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997


(9) INCOME TAXES

         The statutory Federal tax rates for the years ended December 31, 1995, 1996 and 1997 were 35%. The effective tax rates were zero for the years ended December 31, 1995, 1996 and 1997 due to the Company incurring net operating losses for which no tax benefit was recorded.

         For Federal and foreign income tax purposes, the Company has unused net operating loss carryforwards of approximately $93.9 million expiring in 2007 through 2012. The availability of the net operating loss carryforwards to offset income in future years is restricted as a result of the Company's issuance of its Common Stock and as a result of future sales of Company stock and other events.

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                     DECEMBER 31,
                                                                        --------------------------------------
                                                                              1996                1997
                                                                        -----------------  -------------------

         Accounts receivable principally due to
           allowance for doubtful accounts .......................        $   352,000       $   587,000
         OID Interest not deductible in current period ...........          6,914,000        11,149,000

         Federal net operating loss carryforwards.................         21,432,000        29,093,000
         Foreign net operating loss carryforwards.................          1,242,000         3,777,000
                                                                         -----------------  -------------
            Total gross deferred tax assets .................              29,940,000        44,606,000

         Less valuation allowance ................................        (29,940,000)      (44,606,000)
                                                                         -----------------  --------------
            Net deferred tax assets..........................             $         -        $        -
                                                                         =================  ==============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. During 1996 and 1997, the valuation allowance increased by $13,610,000 and $14,666,000, respectively.

(10) SEGMENT DATA

         The information below summarizes export sales by geographic area.

                                                             1995                1996                1997
                                                       ------------------  ------------------  -----------------

         Latin America............................       $12,093,771         $14,401,901        $16,240,483
         Asia/Pacific Rim ........................         4,375,412           6,159,507          8,198,705
         Middle East..............................           554,139              77,832              1,403
         Africa ..................................         1,207,225              78,833                  -
         Other....................................           369,425             267,446                  -
                                                       ------------------  ------------------  ----------------
                                                         $18,599,972         $20,985,519        $24,440,591
                                                       ==================  ==================  ================


                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997



(10) SEGMENT DATA (CONTINUED)

         The information below summarizes the results of operations and selected balance sheet data for the Company's European geographic segment.

                                                                     1995                 1996                1997
                                                               ------------------   ------------------  ------------------

        Revenue........................................         $11,601,000          $19,917,000         $32,647,000
        Operating loss.................................          11,076,000           14,753,000          17,092,000
        Capital expenditures...........................           9,959,000            6,475,000          25,544,000
        Depreciation expense...........................             243,000            2,258,000           4,019,000

                                                                                        DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                     1995                 1996                1997
                                                               ------------------   ------------------  ------------------

        Identifiable assets............................         $10,216,000          $15,103,000         $55,949,000


(11) STOCK OPTION PLAN

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

         The Stock Incentive Plan provides for the issuance of up to a maximum of 2,333,333 shares of Common Stock and is currently administered by the Compensation Committee of the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the Common Stock and the term of the option may not exceed five years from the date of grant. Common Stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

         The per share weighted average fair value of stock options granted during 1996 and 1997 was $2.29 and $5.99, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate of 5.5% in 1996 and 1997, (2) an expected life of 10 years for both 1996 and 1997, (3) volatility of approximately 35.9% for 1996 and 52.2% for 1997 and (4) an annual dividend yield of 0% for both 1996 and 1997.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997



(11) STOCK OPTION PLAN (CONTINUED)

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

                                                                1995             1996             1997
                                                          ---------------  ---------------  ---------------

         As reported net loss (in 000s)...............        $(28,476)        $(38,375)        $(43,044)
         Pro forma net loss (in 000s).................         (28,642)         (38,986)         (44,171)
         As reported net loss per share...............           (2.09)           (2.47)           (1.90)
         Pro forma net loss per share.................           (2.10)           (2.51)           (1.95)



         Pro forma net loss reflects only options granted during 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

         Stock option activity under the Stock Incentive Plan is shown below:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE       NUMBER OF
                                                                               PRICES          SHARES
                                                                               -------       ---------

        Outstanding at January 1, 1995...................................       $3.13          392,654
        Granted..........................................................        5.85          177,654
        Forfeited........................................................        3.80          (96,171)
                                                                                --------      ---------
        Outstanding at December 31, 1995.................................        4.01          474,137
        Granted..........................................................        6.75          822,265
        Forfeited........................................................        5.77         (187,987)
        Exercised........................................................        2.70         (138,579)
                                                                                --------      ---------
        Outstanding at December 31, 1996.................................        6.18          969,836
        Granted..........................................................        8.61          428,194
        Forfeited........................................................        6.68         (197,135)
        Expired..........................................................        5.46          (26,654)
        Exercised........................................................        3.49         (122,041)
                                                                                --------      ----------
        Outstanding at December 31, 1997.................................        7.40         1,052,200
                                                                                ========      ==========


         The following table summarizes weighted-average option exercise price information:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ------------------------------------------------------------   -------------------------------------------
                                                WEIGHTED               WEIGHTED                                       WEIGHTED
  RANGE OF                NUMBER                AVERAGE                 AVERAGE                  NUMBER                AVERAGE
 EXERCISE             OUTSTANDING AT            REMAINING               EXERCISE              EXERCISABLE AT          EXERCISE
  PRICES            DECEMBER 31, 1997            LIFE                   PRICE               DECEMBER 31, 1997          PRICE
----------------   -------------------------------------------------------------   --------------------------------------------

$0.75  - $ 3.50           3,947                  6 Years                0.75                   3,947                    0.75
 3.51  -   5.75          62,931                  7 Years                3.74                  62,931                    3.74
 5.76  -   8.75         555,179                  9 Years                5.93                 369,443                    5.85
 8.76  -  12.00         430,143                 10 Years                9.84                 132,548                    9.68
                   ------------------                               ------------           ----------              -------------
                      1,052,200                                         7.40                 568,869                    6.47
                   ==================                               ============           ==========              ==============

         Prior to the adoption of the Stock Incentive Plan, 5,913 options were granted. These options were exercised at $0.75 per share during the year ended December 31, 1996.

         The exercise price of all options approximates the fair market value of the Common Stock on the date of grant.

         In addition, prior to the adoption of the Stock Incentive Plan, the Board of Directors authorized the issuance of up to 233,333 shares of Common Stock as compensation to employees and consultants of the Company of which 219,639 are available for issuance at December 31, 1997.

(12) EQUIPMENT IMPAIRMENT LOSS

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

(13) COMMITMENTS AND CONTINGENCIES

         (A) LEASES

         At December 31, 1997, the Company was committed under non-cancelable operating and capital leases for the rental of office space and for fiber optic cable systems.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997



(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company's future minimum capital and operating lease payments are as follows:

                                             CAPITAL           OPERATING
                                         ---------------   ----------------

1998...............................          $349,098         $1,211,500
1999...............................           271,456          1,054,882
2000...............................           201,825            997,279
2001...............................           184,228            639,008
2002...............................                 -            464,991
Thereafter.........................                 -          1,534,057
                                          ----------------   ----------------
                                            1,006,607         $5,901,717
                                                             ================
Less interest costs................           163,419
                                          ----------------
                                             $843,188
                                          ================

         Total rent expense amounted to $948,826, $1,530,889 and $1,326,433 for the years ended December 31, 1995, 1996 and 1997, respectively.

         (B) CARRIER CONTRACTS

         The Company has entered into contracts to purchase transmission capacity from various domestic and foreign carriers. By committing to purchase minimum volumes of transmission capacity from carriers, the Company is able to obtain guaranteed rates which are more favorable than those generally offered in the marketplace. The minimum volume commitments are approximately $13.8 million for the year ending December 31, 1998. The Company is involved in disputes with carriers arising in the ordinary course of business. The Company believes the outcome of all current disputes will not have a material effect on the Company's financial position or results of operations.

         (C) PURCHASE COMMITMENTS

         The Company is continually upgrading and expanding the European Network and its switching facilities. In connection therewith, the Company has entered into purchase commitments to expend approximately $11.8 million.

         The Company is developing a fiber-optic ring which will connect London, Paris, Brussels, Antwerp, Rotterdam and Amsterdam (the "Circe Network"). In connection with the Circe Network, the Company has signed various letters of intent which currently commit the Company to make certain payments equal to the lesser of actual cost or $5.3 million. The Company's obligations with respect to such amounts are subject to further reduction based on an obligation of the vendor to mitigate damages if the arrangements are terminated by the Company. The Company does not believe that such arrangements, if terminated by the Company prior to April 6, 1998, will result in Company expenditures in excess of $630,000.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997



(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)

         (D) LETTERS OF CREDIT

         The Company has outstanding irrevocable letters of credit in the amount of $1.6 million at December 31, 1997. These letters of credit collateralize the Company's obligations to third parties. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing bank.

         (E) EMPLOYMENT CONTRACTS

         The Company has employment contracts with certain officers at amounts generally equal to such officers' current levels of compensation. The Company's remaining commitments at December 31, 1997 for the next three years under such contracts aggregates approximately $477,000.

         (F) LITIGATION

         In connection with the Company's transition to direct sales organizations in Europe, the Company's former independent sales representative in Madrid, Spain commenced an arbitration proceeding before the American Arbitration Association in New York claiming a breach of contract by the Company and seeking $5.8 million in damages. In May 1997, the Company settled this matter for an aggregate cost, including legal fees, of approximately $0.8 million and exchanged mutual releases. This settlement was charged to selling, general and administrative expenses during 1997.

(14) REGULATORY MATTERS

         The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.

(15) SUBSEQUENT EVENTS

         (a) On February 27, 1998, the Company acquired Flat Rate Communications, Inc. ("Flat Rate"), a long distance telecommunications reseller, for $5.0 million of cash, 375,000 shares of the Company's common stock and a contingent payment based upon operating results for the twelve month period ending February 28, 1999 which will range from zero to $21.0 million in cash and zero to 1.0 million shares of common stock. The Company will record this acquisition under the purchase method of accounting. If this acquisition had occurred at January 1, 1997, total telecommunications revenue, net loss and net loss per share would have been $101,753,000 and $44,769,000, and $1.95, respectively.

         (b) To finance the tender offer commenced by the Company on March 3, 1998 and to fund certain proposed capital expenditures and general corporate purposes, the Company is proposing to raise approximately $650.9 million through an offering of units, consisting of Senior Notes Due 2008 and shares of convertible redeemable preferred stock of the Company.



                          VIATEL, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS

                                                               Additions
                                               Balance at      charged to                                    Balance
                                                beginning      costs and                        Other        at end
                Description                     of period       expenses      Retirements      changes      of period
---------------------------------------         ---------      ----------     -----------      -------      ---------

Reserves and allowances deducted
 from asset accounts:

Allowances for uncollectible accounts
   receivable

     Year ended December 31, 1995                475,000       1,230,000       1,232,000            -        473,000

     Year ended December 31, 1996                473,000       2,225,000       2,096,000            -        602,000

     Year ended December 31, 1997                602,000       2,733,000       2,294,000            -      1,041,000

Allowances for asset impairment

     Year ended December 31, 1995                    -           560,000            -               -        560,000

     Year ended December 31, 1996                560,000            -               -               -        560,000

     Year ended December 31, 1997                560,000            -               -               -        560,000




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information  with  respect  to   executive   officers  of  the  Company  is
presented in Item 4 of this Report under the caption "Executive Officers of the Company."

     The information appearing under the captions "Proposal 1 -- Election of Directors," "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

     Information appearing under the caption "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the caption "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)      1.      FINANCIAL STATEMENTS.

              The financial statements are included in Part II, Item 8 of this Report.

              2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.

              Any required financial statement schedules are included in Part II, Item 8 of this Report.

     (B) REPORT ON FORM 8-K.

              The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

     (C) Index to Exhibits.

              The  following  is a list of all  Exhibits  filed  as part of this
Report:


   EXHIBIT NO.                                          DESCRIPTION OF DOCUMENTS
--------------                                         -------------------------

    3(i)                  -   Amended and Restated  Certificate of Incorporation of the Company  (incorporated herein by reference to Exhibit 3.1(i)(a) to the Company's  Registration Statement on Form S-1,
                              filed on August 7, 1996, Registration No. 333-09699 (the "Company's S-1")).*

    3(ii)                 -   Second Amended and Restated  By-laws of the Company  (incorporated  herein by reference to Exhibit  3.1(ii) of the Company's Form 10-Q for the fiscal  quarter ended  September
                              30, 1997, File No. 000-21261).*

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

    4.2                   -   Company Common Stock  Certificate  (incorporated  herein by reference to Exhibit 4.4 to the Company's S-1).*

    4.3                   -   Amendment No. 1 to the  Indenture,  dated as of December 15, 1994,  between the Company and United  States  Trust  Company  of New York,  as  Trustee  (incorporated  herein by reference to Exhibit 4.5 to the Company's S-1).*

   10.1                   -   Common Stock  Registration  Rights Agreement,  dated as of December 15, 1994, among the
                              Company, Martin Varsavsky,  Juan Manuel Aisemberg and Morgan Stanley & Co. Incorporated
                              in  connection  with  the  Company's   shares  of  non-voting   Class  A  Common  Stock
                              (incorporated herein by reference to Exhibit 10.4 to the Company's S-4).*

   10.2                   -   Mercury Carrier Services Agreement,  dated as of March 1, 1994, between the Company and
                              Mercury  Communications  Limited  (incorporated  herein by reference to Exhibit 10.8 to the Company's S-4).*

   10.3                   -   Provision and Management  Facilities  Agreement,  dated as of October 17, 1994, between the Company and Mercury  Communications  Limited  (incorporated  herein by reference to
                              Exhibit 10.9 to the Company's S-4).*

   10.4                   -   Stock  Purchase  Agreement,  dated as of September  30, 1993, as amended as of April 5,
                              1994,  and as further  amended as of  December  21,  1994,  between the Company and S-C
                              V-Tel  Investments,  L.P.  (incorporated  herein by reference  to Exhibit  10.13 to the
                              Company's S-4).*

   10.5                   -   Stock  Purchase  Agreement,  dated as of April 5, 1994,  between the Company and COMSAT
                              Investments,  Inc.  (incorporated herein by reference to Exhibit 10.14 to the Company's
                              S-4).*

   10.6                   -   Shareholders'  Agreement,  dated as of April 5, 1994, and as amended as of November 22,
                              1994,  by and among the Company,  Martin  Varsavsky,  Juan Manuel  Aisemberg and COMSAT
                              Investments,  Inc.  (incorporated herein by reference to Exhibit 10.19 to the Company's
                              S-4).*

   10.7                   -   Shareholders'  Agreement,  dated as of September 30, 1993, as amended as of December 9,
                              1993 and as further  amended as of April 5, 1994,  November  22, 1994 and  December 21,
                              1994,  by and among the  Company,  Martin  Varsavsky  and S-C V-Tel  Investments,  L.P.
                              (incorporated herein by reference to Exhibit 10.21 to the Company's S-4).*

   10.8                  -   Commercial  Lease  Agreement,  dated as of November 1, 1993, and Addendum,  dated as of
                              December 8, 1994,  between the Company and 123rd Street  Partnership in connection with the Company's premises located in Omaha, Nebraska  (incorporated herein by reference to
                              Exhibit 10.24 to the Company's Form S-4).*






   10.9                   -   Facilities  Management  and  Services  Agreement,  dated as of August 4, 1995,  between
                              Viatel U.K. Limited and Telemedia  International Ltd. (incorporated herein by reference to Exhibit 10.32 to the Company's S-4).*

   10.10                  -   Agreement of Lease,  dated August 7, 1995, between the Company and Joseph P. Day Realty
                              Corp. (incorporated herein by reference to Exhibit 10.33 to the Company's S-4).*

   10.11                  -   Employment  Agreement between the Company and Martin Varsavsky  (incorporated herein by reference to Exhibit 10.31 to the Company's S-1).*+

   10.12                  -   Employment  Agreement between the Company and Michael J. Mahoney.+

   10.13                  -   Amended Stock Incentive Plan (incorporated  herein by reference to Exhibit 10.31 to the
                              Company's  Form  10-Q  for the  fiscal  quarter  ended  September  30,  1997,  File No.
                              000-21261).*+

   10.14                  -   Employment  Agreement  between the Company  and Allan L. Shaw.+

   10.15                  -   Employment Agreement between the Company and Sheldon M. Goldman.+

   21.1                   -   Subsidiaries of the Company.

   23.1                   -   Consent of KPMG Peat Marwick LLP.

   24.1                   -   Power of Attorney (Appears on signature page).

   27.1                   -   Financial Data Schedule.
----------

     *   Incorporated herein by reference.
     +   Management contract or compensatory plan or arrangement.



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and State of New York, on the 27th day of March, 1998.

                                  VIATEL, INC.


                                  By: /S/ MICHAEL J. MAHONEY
                                     -------------------------------------------
                                      Michael J. Mahoney
                                      President and Chief Executive Officer


         KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allan L. Shaw and Sheldon M. Goldman his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1998.

       SIGNATURE                                            TITLE(S)
       ---------                                            --------

  /S/ MICHAEL J. MAHONEY                     President, Chief Executive Officer
-------------------------------------        and Director (Principal Executive
  Michael J. Mahoney                         Officer)


/S/ ALLAN L. SHAW                            Senior Vice President, Finance;
-------------------------------------        Chief Financial Officer;
  Allan L. Shaw                              Treasurer (Principal Financial and
                                             Accounting Officer) and Director

/S/ PAUL G. PIZZANI                            Director
-------------------------------------
  Paul G. Pizzani


/S/ W. JAMES PEET                              Director
-------------------------------------
  W. James Peet

                                                                                                       SEQUENTIALLY
                                                                                                          NUMBERED
   EXHIBIT
      NO.                   DESCRIPTION OF DOCUMENTS                                  PAGE
   -------                  ------------------------                                ----------

    3(i)  -   Amended  and  Restated  Certificate  of  Incorporation  of  the
              Company  (incorporated herein by reference to Exhibit 3.1(i)(a)
              to the Company's  Registration  Statement on Form S-1, filed on
              August 7, 1996,  Registration  No.  333-09699  (the  "Company's
              S-1")).*

    3(ii) -   Second   Amended   and   Restated   By-laws   of  the   Company
              (incorporated  herein by  reference  to Exhibit  3.1(ii) of the
              Company's Form 10-Q for the fiscal quarter ended  September 30,
              1997, File No. 000-21261).*

    4.1   -   Indenture,  dated as of December 15, 1994,  between the Company and  United  States  Trust  Company  of New  York,  as  Trustee
              (incorporated  herein  by  reference  to  Exhibit  4.2  to  the
              Company's  Registration Statement on Form S-4, filed on May 24,
              1995, Registration No. 33-92696 (the "Company's S-4").*

    4.2   -   Company  Common  Stock  Certificate   (incorporated  herein  by
              reference to Exhibit 4.4 to the Company's S-1).*

    4.3   -   Amendment  No. 1 to the  Indenture,  dated as of  December  15,
              1994,  between the Company and United  States Trust  Company of
              New York,  as  Trustee  (incorporated  herein by  reference  to
              Exhibit 4.5 to the Company's S-1).*

   10.1   -   Common  Stock  Registration  Rights  Agreement,   dated  as  of
              December 15, 1994, among the Company,  Martin  Varsavsky,  Juan
              Manuel  Aisemberg  and  Morgan  Stanley & Co.  Incorporated  in
              connection  with the  Company's  shares of  non-voting  Class A
              Common Stock (incorporated  herein by reference to Exhibit 10.4 to the Company's S-4).*




   10.2   -   Mercury Carrier Services Agreement,  dated as of March 1, 1994,
              between  the  Company   and  Mercury   Communications   Limited
              (incorporated  herein  by  reference  to  Exhibit  10.8  to the
              Company's S-4).*

   10.3   -   Provision  and  Management  Facilities  Agreement,  dated as of
              October   17,   1994,   between   the   Company   and   Mercury
              Communications  Limited  (incorporated  herein by  reference to
              Exhibit 10.9 to the Company's S-4).*

   10.4   -   Stock  Purchase  Agreement,  dated as of September 30, 1993, as amended  as of April 5,  1994,  and as  further  amended  as of
              December   21,   1994,   between  the  Company  and  S-C  V-Tel
              Investments,  L.P. (incorporated herein by reference to Exhibit
              10.13 to the Company's S-4).*

   10.5   -   Stock Purchase  Agreement,  dated as of April 5, 1994,  between the Company and COMSAT Investments,  Inc.  (incorporated herein by reference to Exhibit 10.14 to the Company's S-4).*

   10.6   -   Shareholders'  Agreement,  dated as of April  5,  1994,  and as amended as of  November  22,  1994,  by and among the  Company,
              Martin   Varsavsky,    Juan   Manuel   Aisemberg   and   COMSAT
              Investments,  Inc. (incorporated herein by reference to Exhibit
              10.19 to the Company's S-4).*



   10.7   -   Shareholders'  Agreement,  dated as of September  30, 1993,  as amended as of  December  9, 1993 and as  further  amended as of
              April 5, 1994,  November 22, 1994 and December 21, 1994, by and
              among the Company,  Martin Varsavsky and S-C V-Tel Investments,
              L.P.  (incorporated herein by reference to Exhibit 10.21 to the
              Company's S-4).*

   10.8   -   Commercial Lease  Agreement,  dated as of November 1, 1993, and
              Addendum,  dated as of  December  8, 1994,  between the Company and 123rd Street  Partnership in connection  with the Company's premises  located in Omaha,  Nebraska  (incorporated  herein by reference to Exhibit 10.24 to the Company's Form S-4).*

   10.9   -   Facilities  Management  and  Services  Agreement,  dated  as of
              August 4, 1995,  between  Viatel  U.K.  Limited  and  Telemedia
              International  Ltd.   (incorporated   herein  by  reference  to
              Exhibit 10.32 to the Company's S-4).*

   10.10  -   Agreement of Lease,  dated August 7, 1995,  between the Company
              and  Joseph  P.  Day  Realty  Corp.   (incorporated  herein  by
              reference to Exhibit 10.33 to the Company's S-4).*

   10.11  -   Employment  Agreement  between the Company and Martin Varsavsky
              (incorporated  herein  by  reference  to  Exhibit  10.31 to the
              Company's S-1).*+

   10.12  -   Employment   Agreement  between  the  Company  and  Michael  J.
              Mahoney. +

   10.13  -   Amended Stock Incentive Plan (incorporated  herein by reference to  Exhibit  10.31 to the  Company's  Form 10-Q for the  fiscal quarter ended September 30, 1997, File No. 000-21261).*+

   10.14  -   Employment  Agreement  between  the  Company  and Allan L. Shaw. +

   10.15  -   Employment Agreement between the Company and Sheldon M. Goldman. +

   21.1   -   Subsidiaries of the Company.

   23.1   -   Consent of KPMG Peat Marwick LLP.

   24.1   -   Power of Attorney (Appears on signature page).

   27.1   -   Financial Data Schedule.

----------

     *   Incorporated herein by reference.
     +   Management contract or compensatory plan or arrangement.