Form 10-K/A
period 1997-12-31
VIATEL INC
filed 1998-04-29
CIK 945771

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 16, 1998 WAS APPROXIMATELY $135,514,594. AS OF APRIL 16, 1998, 23,078,614 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE.  NONE.

--------------------------------------------------------------------------------

         The information required by Part III (Items 10, 11, 12 and 13) of the undersigned Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K ("Instruction G"). However, the definitive Proxy Statement will not have been filed within such period. Accordingly, pursuant to Instruction G, the Company hereby amends Items 10, 11, 12 and 13 of the Annual Report as follows:

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

         ALLAN L. SHAW. Mr. Shaw has served as Senior Vice President, Finance of the Company since December 1997, as Chief Financial Officer of the Company since January 1996 and Treasurer of the Company since September 1996. Mr. Shaw has served as a director of the Company since June 1996. Mr. Shaw was Vice President, Finance of the Company from January 1996 to December 1997. Prior to becoming the Company's Vice President, Finance and Chief Financial Officer, Mr. Shaw served as Corporate Controller of the Company from November 1994 to December 1995. From August 1987 to November 1994, Mr. Shaw was employed by Deloitte & Touche LLP, most recently as a Manager. Mr. Shaw is a Certified Public Accountant and a member of the American Institute, United Kingdom Society and New York State Society of Certified Public Accountants. Mr. Shaw is 34 years old.

         W. JAMES PEET. Mr. Peet has served as a director of the Company since November 1995. He is Vice President of The Chatterjee Group, an affiliate of S-C V-Tel Investments, L.P. ("S-C V-Tel") a stockholder of the Company, and has been associated with The Chatterjee Group since August 1991. From June 1985 to July 1991, Mr. Peet was a management consultant employed by McKinsey & Company. Mr. Peet is 43 years old.

         PAUL G. PIZZANI. Mr. Pizzani has served as a director of the Company since April 1996. Mr. Pizzani is currently a Managing Director of Wasserstein Perella Emerging Markets L.P. where he has been employed since November 1997. Prior to November 1997, Mr. Pizzani was associated with COMSAT Corporation in various capacities from November 1985 to October 1997, most recently as Treasurer. COMSAT International, Inc. ("COMSAT"), an affiliate of COMSAT Corporation, is a stockholder of the Company. Mr. Pizzani is 38 years old.

         The number of directors of the Company, as determined by the Board of Directors, is currently seven, three directorships of which are currently vacant. The Board of Directors consists of three classes: Class A, Class B and Class C. One of the three classes, comprising one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired or otherwise left office. In accordance with the Company's Amended and Restated Certificate of Incorporation, Class B directors are to be elected at the 1998 Annual Meeting of Stockholders, Class C directors are to be elected at the 1999 Annual Meeting of Stockholders and Class A directors are to be elected at the 2000 Annual Meeting of Stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1997, except for several filings which the Company believes should have been made by Martin Varsavsky, the former Chairman of the Board and Chief Executive Officer of the Company, and one late filing by Francis J. Mount, Senior Vice President, Engineering and Network Operations.

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




                                                  ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                        ----------------------------------------   --------------------------
                                                                    OTHER
                                                                    ANNUAL         RESTRICTED      SECURITIES
                                                                 COMPENSATION         STOCK        UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR    SALARY($)    BONUS($)      ($)(1)         AWARDS ($)      OPTIONS(#)    COMPENSATION
---------------------------        ----    ---------    --------     --------        ----------      ----------    ------------

Michael J. Mahoney(2),..........   1997     $212,500     $125,000           --                 --           --           $9,500(4)
 President and Chief Executive     1996      166,458      183,129     $102,825           $299,977(3)   253,333               --
 Officer                           1995      123,000      117,607       52,715                 --       23,333               --

Allan L. Shaw(5),...............   1997      140,000       60,000           --                 --       60,666            8,400(4)
 Senior Vice President, Finance    1996      108,333      115,000           --                 --       43,333               --
 Chief Financial
 Officer and Treasurer

Lawrence G. Malone(5),..........   1997      141,750       35,588           --                 --       73,533            8,505(4)
 Senior Vice President Global      1996       98,333       88,147           --                 --       33,333               --
 Sales and Marketing

Sheldon M. Goldman(6),..........   1997      143,750       60,000           --                 --       40,200            9,000(4)
 Senior Vice President, Business   1996       86,354      100,000           --                 --       20,000               --
 Affairs and General Counsel

Martin Varsavsky(2),.............  1997      271,875           --       73,482                 --           --               --
 Chairman and Chief Executive      1996      350,000      200,000       76,476                 --           --               --
 Officer                           1995      329,673      100,000       99,813                 --           --               --


-----------

(1) The amount reflected for Mr. Mahoney (i) for 1996, includes $32,416 of tax equalization payments, $28,227 of relocation expense reimbursement associated with Mr. Mahoney's repatriation from London to New York and $9,263 of tax gross ups and (ii) for 1995, includes $23,834 of housing allowance expense. The amount reflected of Mr. Varsavsky (i) for 1997, includes $43,279 of housing allowance expense, $16,395 for housing related expenses and $9,069 of tuition reimbursement for his children's schooling, (ii) for 1996, includes $67,375 of housing allowance expense and $8,180 of tuition reimbursement for his children's schooling and
         (iii) for 1995, includes $35,880 of housing allowance expense and $47,500 of relocation expense reimbursement.
(2) Mr. Mahoney was appointed as Chief Executive Officer in September 1997 following Mr. Varsavsky's resignation.
(3) Calculated based on a value of $9.00 per share, the fair market value of the Common Stock on December 31, 1996.
(4)      Represents  matching  contributions under the Company's 401(k) plan.
(5)      The executive was not an executive officer of the Company during  1995.
(6)      Mr. Goldman began his employment with the Company in March 1996.


STOCK OPTION GRANTS

         The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1997 to each of the Named Executives. No stock appreciation rights ("SARs") were granted during 1997.



                                                  OPTION GRANTS IN 1997


                                                       INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE VALUE
                                      ------------------------------------------------------           AT ASSUMED ANNUAL
                                      NUMBER OF        PERCENT OF                                    RATES OF STOCK PRICE
                                      SECURITIES     TOTAL OPTIONS                                      APPRECIATION FOR
                                      UNDERLYING       GRANTED TO     EXERCISE                           OPTION TERM (3)
                                       OPTIONS        EMPLOYEES IN     PRICE     EXPIRATION         -----------------------
NAME                                 GRANTED (#)        1997 (1)     ($/SHARE)(2)   DATE              (5%)           (10%)
----                                 -----------       ----------    -----------   -----            --------       --------

Michael J. Mahoney................             --             --          --         --                   --             --
Allan L. Shaw.....................      60,666(4)(5)         14.2%       $9.00    01/01/07          $343,373       $870,174
Lawrence G. Malone................      40,200(4)(5)          9.4         9.00    01/01/07           227,534        576,616
                                        33,333(4)(6)          7.8         6.50    05/27/07           136,259        345,307
Sheldon M. Goldman................      40,200(4)(5)          9.4         9.00    01/01/07           227,534        576,616
Martin Varsavsky..................             --             --          --         --                   --             --


-----------

(1) The Company granted options to purchase a total of 428,194 shares of Common Stock during 1997.
(2) The exercise price was equal to the fair market value of the shares of Common Stock underlying the options on the grant date.
(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.
(4) In the event of certain Corporate Transactions (as defined) involving the Company, all unvested stock options become fully vested. See "-- Stock Incentive Plan." The options granted to Messrs. Shaw and Goldman also vest upon a Change of Control (as defined). See "-- Employment Agreements."
(5) Options vest and became exercisable as to 33.34% on January 1, 1998 and will vest and become exercisable as to an additional 33.33% on each anniversary thereafter.
(6) Options vest and become exercisable as to 33.34% on May 27, 1998 and as to an additional 33.33% on each anniversary thereafter.

         Effective January 1, 1998, the Company has granted stock options to executive officers as follows: Michael J. Mahoney, 90,000 options at an exercise price of $5.00 per share and 90,000 options at an exercise price of $5.50 per share; Allan L. Shaw, 60,000 options at an exercise price of $5.00 per share and 60,000 options at an exercise price of $5.50 per share; Lawrence G. Malone, 27,000 options at an exercise price of $5.00 per share and 60,000 options at an exercise price of $5.50 per share; Sheldon M. Goldman, 60,000 options at an exercise price of $5.00 per share and 60,000 options at an exercise price of $5.50 per share; and Francis J. Mount, 40,000 options at an exercise price of $5.00 per share and 60,000 options at an exercise price of $5.50 per share.

         The Company's Compensation Committee has determined that it would be in the best interest of the Company and its stockholders to increase the number of shares available for grant under the Stock Incentive Plan in order to enable the Company to grant additional stock options to the Company's senior executive officers. If the proposed increase is approved by the Company's stockholders at the 1998 Annual Meeting of Stockholders, the Compensation Committee intends to grant to senior management additional stock options equal to approximately 12% of the outstanding Common Stock.



YEAR-END OPTION VALUES

         The following table sets forth information regarding the number and year end value of unexercised options held at December 31, 1997 by each of the Named Executives. No SARs were exercised by the Named Executives during fiscal 1997.

                                        FISCAL 1997 YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED                 "IN-THE-MONEY"
                                                 OPTIONS AT FISCAL                  OPTIONS AT FISCAL
                                                    YEAR-END (#)                       YEAR-END ($)
NAME                                         EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE (1)
----                                         -------------------------        -----------------------------

Michael J. Mahoney........................        181,980/118,019                       $29,400/$0
Allan L. Shaw.............................         62,443/54,889                            0/0
Lawrence G. Malone........................         45,622/71,244                            0/0
Sheldon M. Goldman........................         26,734/33,466                            0/0
Martin Varsavsky..........................              0/0                                 0/0

------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $5.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1997 and the exercise price of the option, multiplied by the applicable number of options.


EMPLOYMENT AGREEMENTS

         The Company has executed new employment agreements with Messrs. Mahoney, Shaw and Goldman, pursuant to which Mr. Mahoney has agreed to continue to serve as President and Chief Executive Officer of the Company, Mr. Shaw has agreed to continue to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Mr. Goldman has agreed to continue to serve as Senior Vice President, Business Affairs and General Counsel for the Company (collectively, the "Employment Agreements"). The term of the Mahoney Employment Agreement extends for a period of three years and the term of the Shaw and Goldman Employment Agreements extend for a period of two years, in each case unless earlier terminated in accordance with the terms thereof. Pursuant to the respective Employment Agreement, Mr. Mahoney is entitled to receive an annual base salary of $300,000 (subject to inflationary adjustments), Mr. Shaw is entitled to receive an annual base salary of $175,000 and Mr. Goldman is entitled to receive an annual base salary of $185,000, subject, in each case, to increases approved from time to time by the Board. In addition, Mr. Mahoney's Employment Agreement provides for an annual cash bonus payment equal to 70% of his base salary multiplied by a bonus multiple ranging from 0.6 to 2.0 determined based upon a comparison of actual versus projected EBITDA and revenue figures and each of Messrs. Shaw's and Goldman's Employment Agreement provides for an annual cash bonus payment equal to 50% of their base salary multiplied by a bonus multiple ranging from 0.6 to 2.0 determined based upon a comparison of actual versus projected EBITDA and revenue figures. Each of the Employment Agreements also provides that the executive will be entitled to receive annual grants of stock options or restricted stock in amounts to be determined by the Board of Directors in its sole and absolute discretion and provides that following a Change of Control (as defined therein), the Company will be obligated to pay the executive an amount equal to the Severance Amount (as defined therein) if the executive chooses to terminate his employment and include a non-competition covenant. Each of the Employment Agreements also contains a prohibition on the solicitation of Company employees.

         For purposes of the Employment Agreement, "Change of Control" is defined to mean such time as (i) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act), becomes the ultimate "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act) of more than 50% of the total voting power of the then outstanding voting stock of the Company on a fully diluted basis or (ii) individuals who at the beginning of any period of two consecutive calendar years constituted the Board (together with any new directors whose election by the Board or whose nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the members of the Board then still in office who either were members of the Board at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the members of the Board then in office.

         In October 1996, the Company entered into an employment agreement with Martin Varsavsky with respect to his continued services to the Company as Chairman and Chief Executive Officer. As a result of his resignation as Chief Executive Officer in September 1997, Mr. Varsavsky's employment agreement is no longer effective, except to the extent of certain prohibitions on solicitation of employees and non-competition covenant.

STOCK INCENTIVE PLAN

         The Company has adopted the Amended Stock Incentive Plan (the "Stock Incentive Plan") under which "non-qualified" stock options ("NQSOs") to acquire shares of Common Stock may be granted to employees, directors and consultants of the Company and "incentive" stock options ("ISOs") to acquire shares of Common Stock may be granted to employees, including employee-directors. The Stock Incentive Plan also provides for the grant of SARs and shares of restricted Common Stock to the Company's employees, directors and consultants.

         The Stock Incentive Plan provides for the issuance of up to a maximum of 2,566,666 shares of Common Stock and is currently administered by the Compensation Committee of the Board. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Code) unless the exercise price is at least 110.0% of the fair market value of the Common Stock and the term of the option may not exceed five years from the date of grant. Each option granted pursuant to the Stock Incentive Plan is evidenced by a written agreement executed by the Company and the grantee, which contains the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. Common Stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors did not have a Compensation Committee prior to the establishment of one in January 1996. As a result, prior to such time the entire Board of Directors, including Mr. Mahoney, made all determinations concerning compensation of executive officers. The current members of the Compensation Committee are Messrs. Peet, Pizzani and Mahoney. Mr. Mahoney is the Company's President and Chief Executive Officer. None of the executive officers of the Company currently serves on the compensation committee of another entity or any other committee of the board of directors of another entity performing functions similar to the Compensation Committee. No interlocking relationships exist between the Company's Board of Directors or its Compensation Committee and the board of directors or compensation committee of any other company.

         SHAREHOLDERS AGREEMENTS. S-C V-Tel and Martin Varsavsky are parties to a shareholders' agreement (the "S-C V-Tel Shareholders Agreement") which provides that, in certain instances, if Mr. Varsavsky and Juan Manuel Aisemberg propose to sell 20.0% or more of the aggregate number of shares of Common Stock beneficially owned by them to any person or "group" (within the meaning of Section 13(d) or 14(d)(2) of the Exchange Act), they shall cause S-C V-Tel, COMSAT and certain other stockholders to have the right to sell its shares of Common Stock in such a transaction on a pro rata basis with Messrs. Varsavsky and Aisemberg for the same consideration per share and on the same terms as Mr. Varsavsky.

         On April 5, 1994, Messrs. Varsavsky and Aisemberg and COMSAT entered into a shareholders' agreement (as subsequently amended, the "COMSAT Shareholders Agreement"). Pursuant to the terms of the COMSAT Shareholders
Agreement, so long as COMSAT beneficially owns at least 10.0% (subject to certain adjustments) of the issued and outstanding shares of Common Stock on a fully diluted basis, COMSAT is entitled to representation on the Company's Board of Directors in proportion to its percentage ownership of Common Stock, subject to a minimum of one seat, and to designate one member of an Executive Committee of the Board of Directors, if any such committee is established. COMSAT currently holds less than 10.0% of the outstanding Common Stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 16, 1998, by (i) each person known to the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.



                                                                        AMOUNT AND NATURE      PERCENTAGE
                                                                          OF BENEFICIAL           OF
NAME AND ADDRESS                                                          OWNERSHIP (1)          CLASS
----------------                                                        -----------------      ----------


Martin Varsavsky
Parque Empresarial Edificio 2,
c/o Beatriz De Bobadilla
14,5 Ofic. B
Madrid, Spain.........................................................          5,859,666          25.4%

The Capital Group Companies
333 South Hope Street
Los Angeles, CA  90071(2).............................................          2,882,700          12.5

COMSAT Investments, Inc.
6560 Rock Spring Drive
Bethesda, MD  20817(3)................................................          2,140,539           9.3

S-C V-Tel Investments, L.P.
888 Seventh Avenue
New York, NY  10106(3)................................................          1,698,272           7.4

FMR Corp.
82 Devonshire Street
Boston, MA  02109.....................................................          1,644,200           7.1

Morgan Stanley, Dean Witter, Discover & Co.
1585 Broadway
New York, NY  10036...................................................          1,244,246           5.4

Michael J. Mahoney(4).................................................            230,313           1.0

Allan L. Shaw(4)......................................................             67,443            *

Lawrence G. Malone(4).................................................             56,733            *

Sheldon M. Goldman(4)(5)..............................................             34,733            *

W. James Peet.........................................................                  -            -

Paul G. Pizzani.......................................................                  -            -

All directors and executive
     officers as a group (7 persons)(6)...............................            389,222           1.7%


-----------

   * Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common

         Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 16, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(2) The amount reported reflects shares held by a subsidiary of The Capital Group Companies solely as the investment manager of various institutional accounts. The Capital Group Companies do not have investment power or voting power over any of these shares.
(3) Does not include 7,557,939 shares of Common Stock which COMSAT may be deemed to beneficially own as a result of certain voting arrangements contained in the COMSAT Shareholders Agreement.
(4) Includes shares of Common Stock which these individuals have the right to acquire through the exercise of options within 60 days of April 16, 1998, as follows: Michael J. Mahoney 181,980; Allan L. Shaw 62,443; Lawrence G. Malone 56,733; and Sheldon M. Goldman 26,733.
(5) Includes 1,000 shares owned by Mr. Goldman's wife. Mr. Goldman disclaims "beneficial ownership" of such shares within the meaning of Rule 13d-3 under the Exchange Act.
(6) Includes vested and exercisable options to purchase 327,889 shares of Common Stock which were granted pursuant to the Stock Incentive Plan.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


S-C V-TEL INVESTMENTS, L.P.

         Pursuant to the terms of a stock purchase agreement, dated September 30, 1993 (as subsequently amended, the "S-C V-Tel Stock Purchase Agreement"), S-C V-Tel purchased 1,695,532 shares of Common Stock on October 1, 1993 and 2,739 shares of Common Stock on December 15, 1993 for an aggregate purchase price of $5.0 million (the "S-C V-Tel Shares"). The terms of the S-C V-Tel Stock Purchase Agreement provide that, among other things, beginning on April 16, 1997, S-C V-Tel has the right to demand registration under the Securities Act of 1933, as amended (the "Securities Act") of the S-C V-Tel Shares. Such demand right must be exercised for at least 30.0%, and no more than 70.0% of the S-C V-Tel Shares then owned by S-C V-Tel. No earlier than six months after the effective date of its first demand registration, S-C V-Tel may request a second demand registration for any remaining S-C V-Tel Shares. The expenses of such demand registrations, excluding any underwriter's commissions and discounts relating to the sale of the S-C V-Tel Shares, will be paid by the Company. In addition, if the Company proposes to register any of its securities under the Securities Act, S-C V-Tel has the right, on up to four occasions, to include in such registration a maximum of 33-1/3% of the S-C V-Tel Shares it then owns. The expenses of any such "piggy-back" registration, excluding any underwriter's commissions and discounts relating to the sale of the S-C V-Tel Shares and the fees and disbursements of S-C V-Tel's legal counsel, will be paid by the Company. S-C V-Tel is entitled to sell or transfer any of the S-C V-Tel Shares, without the consent of the Company, provided that the transferee is not in competition with, or does not otherwise have interests adverse to, the Company. See "Item 10. Executive Compensation -- Compensation Committee Interlocks and Insider Participation -- Shareholders Agreements" for a description of certain tag-along rights of S-C V-Tel.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and State of New York, on the 28th day of April, 1998.

                                 VIATEL, INC.

                                 By:  MICHAEL J. MAHONEY*
                                     -------------------------------------------
                                     Michael J. Mahoney
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of April, 1998.

          SIGNATURE                                  TITLE(S)
          ---------                                  --------


       MICHAEL J. MAHONEY*            President, Chief Executive Officer
----------------------------------    and Director (Principal Executive Officer)
       Michael J. Mahoney



       ALLAN L. SHAW*                 Senior Vice President, Finance; Chief
----------------------------------    Financial Officer; Treasurer (Principal
       Allan L. Shaw                  Financial and Accounting Officer) and
                                      Director



       PAUL G. PIZZANI*               Director
----------------------------------
       Paul G. Pizzani



       W. JAMES PEET*                 Director
----------------------------------
       W. James Peet



*By: /s/ SHELDON M. GOLDMAN
     ------------------------------
     Sheldon M. Goldman
     Attorney-in-fact