Form 10-Q
period 1998-03-31
VIATEL INC
filed 1998-05-15
CIK 945771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition  period from ________________ to __________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     As of May 12, 1998, 23,103,861 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                     March 31,
                                                                                       1998            December 31,
                                     Assets                                         (Unaudited)            1997
                                                                                  ---------------    ----------------

Current assets:
     Cash and cash equivalents                                                     $  26,461,943        $ 21,095,635
     Marketable securities, current                                                    1,688,343           3,499,691
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,313,000 and $1,041,000, respectively                                   13,815,690          10,980,737
     Other receivables                                                                 7,283,260           6,505,875
     Prepaid expenses                                                                  1,283,854           1,347,814
                                                                                  ---------------    ----------------
                    Total current assets                                              50,533,090          43,429,752
                                                                                  ---------------    ----------------
Marketable securities, non-current                                                             -          22,546,591
Property and equipment, net of accumulated depreciation of $15,182,000 and
     $12,932,000, respectively                                                        56,997,123          54,093,748
Deferred financing and registration fees, net of accumulated amortization of
     $1,217,000 and $1,121,000, respectively                                           2,571,962           2,668,541
Intangible assets, net of accumulated amortization of $3,102,000 and
     $2,754,000, respectively                                                          9,995,352           1,670,251
Other assets                                                                           1,796,104           2,400,315
                                                                                  ---------------    ----------------
                                                                                   $ 121,893,631       $ 126,809,198
                                                                                  ===============    ================
                    Liabilities and Stockholders' Deficiency
Current liabilities:
     Accrued telecommunications costs                                              $  19,572,434        $ 16,899,194
     Accounts payable and other accrued expenses                                      14,878,000          15,491,472
     Current installments of notes payable and obligations under capital leases        3,353,527           3,372,923
                                                                                  ---------------    ----------------
                    Total current liabilities                                         37,803,961          35,763,589
                                                                                  ---------------    ----------------
Long-term liabilities:
     Senior discount notes, less discount of $27,495,460 and $30,845,388,
        respectively                                                                  93,204,540          89,854,612
     Notes payable and obligations under capital leases, excluding
        current installments                                                           7,655,835           8,254,682
     Equipment purchase obligation                                                     1,500,000           1,500,000
                                                                                  ---------------    ----------------
                    Total long-term liabilities                                      102,360,375          99,609,294
                                                                                  ---------------    ----------------

Commitments and contingencies
Stockholders' deficiency:
     Preferred Stock, $.01 par value.  Authorized 1,000,000 shares, no shares
        issued and outstanding                                                                 -                   -
     Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
        outstanding 23,077,023 and 22,635,267 shares, respectively                       230,770             226,353
     Additional paid-in capital                                                      129,453,149         125,661,323
     Unearned compensation                                                               (48,780)            (65,040)
     Cumulative translation adjustment                                                (5,873,448)         (5,356,474)
     Accumulated deficit                                                            (142,032,396)       (129,029,847)
                                                                                  ---------------    ----------------
                    Total stockholders' deficiency                                   (18,270,705)         (8,563,685)
                                                                                  ---------------    ----------------
                                                                                   $ 121,893,631       $ 126,809,198
                                                                                  ===============    ================

          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                  ------------------------------------
                                                                                          1998                1997
                                                                                  ------------------   ---------------

Telecommunications revenue                                                             $ 21,238,772      $ 14,552,334
                                                                                  ------------------   ---------------

Operating Expenses:
     Cost of telecommunications services                                                 19,104,652        12,079,084
     Selling, general and administrative expenses                                         8,954,802         8,723,000
     Depreciation and amortization                                                        2,910,912         1,262,162
                                                                                  ------------------   ---------------
        Total operating expenses                                                         30,970,366        22,064,246
                                                                                  ------------------   ---------------

Other income (expense):
     Interest income                                                                        509,872         1,118,818
     Interest expense                                                                    (3,780,827)       (3,009,266)
                                                                                  ------------------   ---------------
        Net loss                                                                      $ (13,002,549)     $ (9,402,360)
                                                                                  ==================   ===============

        Net loss per common share, basic and diluted                                  $       (0.57)     $      (0.42)
                                                                                  ==================   ===============
        Weighted average common
           shares outstanding                                                            22,783,095        22,591,745
                                                                                  ==================   ===============




















          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                  -----------------------------------
                                                                                       1998                1997
                                                                                  ---------------    ----------------
Cash flows from operating activities:
     Net loss                                                                      $ (13,002,549)       $ (9,402,360)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                  2,910,912           1,262,162
        Interest expense on senior discount notes                                      3,446,507           2,992,999
        Accrued interest income on marketable securities                                (354,962)           (455,212)
        Provision for losses on accounts receivable                                      753,941             503,993
        Earned compensation                                                               16,260              16,260
     Changes in assets and liabilities:
        Increase in accounts receivable                                               (2,731,794)           (510,106)
        Increase in prepaid expenses and other receivables                            (1,248,084)           (780,467)
        Decrease (Increase) in other assets and intangible assets                        555,122            (290,886)
        Decrease in accrued telecommunication costs, accounts payable
             and other accrued expenses                                               (1,116,029)         (3,886,064)
                                                                                  ---------------    ----------------
                    Net cash used in operating activities                            (10,770,676)        (10,549,681)
                                                                                  ---------------    ----------------

Cash flows from investing activities:
     Purchase of property, equipment and software                                     (2,715,742)         (3,721,743)
     Payment for business acquired excluding cash of $364,000                         (5,000,000)                  -
     Purchase of marketable securities                                                (3,509,922)       (118,541,950)
     Proceeds from maturity of marketable securities                                  27,680,804          89,360,201
                                                                                  ---------------    ----------------
                    Net cash provided by (used in) investing activities               16,455,140         (32,903,492)
                                                                                  ---------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                              421,243             352,832
     Repayment of notes payable and bank credit line                                    (576,803)                  -
     Payments under capital leases                                                       (53,422)           (292,475)
                                                                                  ---------------    ----------------
                    Net cash (used in) provided by financing activities                 (208,982)             60,357
                                                                                  ---------------    ----------------

Effects of exchange rate changes on cash                                                (109,174)            (14,246)
                                                                                  ---------------    ----------------
Net increase (decrease) in cash and cash equivalents                                   5,366,308         (43,407,062)
Cash and cash equivalents at beginning of period                                      21,095,635          75,796,102
                                                                                  ---------------    ----------------
Cash and cash equivalents at end of period                                          $ 26,461,943        $ 32,389,040
                                                                                  ===============    ================

Supplemental disclosures of cash flow information:

     Interest paid                                                                  $    334,320        $     16,267
                                                                                  ===============    ================

     Equipment acquired under capital lease obligations                             $          -        $  1,023,000
                                                                                  ===============    ================


          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

              (Information as of March 31, 1998 and for the periods
                   ended March 31, 1998 and 1997 is unaudited)

(1)   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by Viatel, Inc. and subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the full year. Certain reclassifications have been made to the previous year's financial statements to conform to the current year's presentation.

      The Company adopted the provisions of Statement of Financial Acocunting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for year-end 1997. SFAS 128, which supersedes APB Opinion No. 15, "Earning Per Share" was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Per share amounts for the three months ended March 31, 1998 and 1997 have been retroactively restated to give effect to SFAS 128 and were not different from EPS measured under APB No. 15.

      Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as foreign currency fluctuations currently reported in stockholder's equity, be reported in an annual financial statement that is displayed with the same prominence as other financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS 130 in the first quarter of 1998 and will adopt SFAS 131 for its annual reporting in 1998.

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

      The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as held to maturity as of March 31, 1998.

      As of March 31, 1998, the Company had corporate debt securities available for sale of $1,688,343 which were, by contractual maturity, due within one year.

      Unrealized gains or losses on securities classified as available for sale are not material at March 31, 1998.

      Actual  maturities  will  differ  from  contractual   maturities   because
      borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(3)   STOCK INCENTIVE PLAN

      The Amended Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to a maximum of 2,566,666 shares of the Company's common stock, $.01 par value (the "Common Stock").

      Stock option activity for the three months ended March 31, 1998 under the Stock Incentive Plan is shown below:

                                               Weighted
                                               Average
                                               Exercise                Number of
                                                Prices                  Shares
                                                ------                 ---------
         Outstanding at January 1, 1998         $ 7.40                1,052,200
         Granted                                  5.44                1,117,000
         Exercised                                6.31                  (66,755)
                                                  ----                   ------
         Outstanding at March 31, 1998          $ 6.39                2,102,455
                                                ======                =========

      As of March 31, 1998, 515,369 options were exercisable under the Stock Incentive Plan.

(4)    COMPREHENSIVE LOSS

      The Company's comprehensive loss is as follows:

                                                   Three Months Ended
                                                       March 31,
                                           ----------------------------------
                                              1998                1997
                                           --------------   -----------------

      Net loss                             $ (13,002,549)    $ (9,402,360)
      Foreign currency translation
          adjustment                            (516,974)      (2,165,449)
                                           --------------    -------------
      Comprehensive loss                   $ (13,519,523)    $(11,567,809)
                                           ==============    =============

(5)   REGULATORY MATTERS

      The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any single country would not have a material adverse long-term effect on its business.

(6)   ACQUISITION

      On February 27, 1998, the Company acquired Flat Rate Communications, Inc. ("Flat Rate"), a long distance telecommunications reseller, for $5.0 million of cash, 375,000 shares of Common Stock valued at approximately $3.4 million and a contingent payment based upon operating results for the twelve month period ending February 28, 1999 which will range from zero to $21.0 million in cash and zero to 1.0 million shares of Common Stock. The Company recorded this acquisition under the purchase method of accounting.

(7)   SUBSEQUENT EVENTS

      (a) UNITS OFFERING

      On April, 8, 1998, the Company completed an offering of units consisting of senior notes or senior discount notes and shares of 10% Series A Redeemable Convertible Preferred Stock, $.01 par value per share, of the Company (the "Series A Preferred") and units consisting of senior notes or senior discount notes and subordinated convertible debentures (the "Units Offering") through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). A portion of the proceeds from the Units Offering were utilized by the Company to retire its 15% Senior Discount Notes due 2005 (the "1994 Notes") pursuant to a tender offer transaction. Additionally, a portion of the proceeds from the Units Offering were used to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the Deutschmark denominated senior notes issued in the Units Offering.

      (b) PRO FORMA BALANCE SHEET

      The following table presents the effects on the Company's selected balance sheet data of the Units Offering as of March 31, 1998, on a pro forma basis, assuming the Units Offering had occurred at that date.




                                                                                As of March 31, 1998
                                                                       -------------------------------------
                                                                         Actual               Pro Forma (1)
                                                                       --------------      ------------------
Pro forma Balance Sheet Data (000s):
     Cash, cash equivalents and marketable securities                       $ 28,150           $ 612,507
     Restricted cash, current and non current                                      -             153,347
     Working Capital                                                          12,729             626,034
     Property and equipment, net                                              56,997              56,997
     Total assets                                                            121,894             887,876
     Series A redeemable convertible preferred stock                               -              43,820
     Long-term debt, excluding current installments                          102,360             854,907
     Stockholders' deficiency                                                (18,271)            (48,655)


----------------
(1) Adjusted to give effect to approximately $856.6 million of net proceeds from the Units Offering, capitalization of approximately $30.8 million of debt issue costs and the reduction of additional paid in capital of approximately $2.1 million for issuance costs associated with the Series A Preferred issued as part of certain of the units and the extinguishment of the Company's then existing 1994 Notes for approximately $118.9 million resulting in an extraordinary loss of approximately $28.3 million which includes the writeoff of deferred financing costs of approximately $2.6 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in 1991, the Company has created an extensive commercial telecommunications network for voice and voice band data in Western Europe, which the Company believes is necessary to effectively render the services it offers and intends to offer. The Company currently operates one of the largest Pan-European networks, with international gateway switching centers in New York and London, which are connected by Company-owned digital fiber optic transmission facilities and has developed an integrated digital, switch-based telecommunications network with thirty locations in Western Europe including ten switches and twenty points of presence ("POPs") connected by leased, digital fiber optic transmission facilities (together with the switches located at its international gateway switching center in London, the "European Network"). The European Network, together with the Company's switches located at its international gateway switching center in New York and POPs located within the United States is referred to as the "Viatel Network." The Company has invested heavily in developing the ability to provide long distance telecommunications services and in developing and expanding its market presence within Western Europe and in certain other countries in Latin America and Asia. The Company has also made substantial investments in software and back office operations and an administrative infrastructure.

         The Company believes that network ownership is critical to becoming a high quality, low-cost provider and creates the necessary platform to provide a full array of telecommunications products and services to customers. The Company has recently initiated a program to own or control key elements of its network infrastructure, including interests in fiber optic cable systems. By owning or controlling key elements of its network, the Company will be better able to control service offerings, quality, and transmission and other operating costs. Ownership of network facilities is an essential element in the Company's expansion into new service offerings such as data products, including frame relay, Internet services and asynchronous transfer mode services.

         As part of the Company's strategy to own or control key elements of its network, the Company recently completed the Units Offering through which it raised approximately $889.6 million of gross proceeds, a substantial portion of which will be used to construct a state-of-the-art fiber optic ring which will connect five European countries and will include London, Paris, Nancy, Brussels, Rotterdam, Amsterdam, Strasbourg, Stuttgart, Frankfurt, Cologne, Dusseldorf, Essen and Antwerp (the "Circe Network"). The Circe Network will be a high quality, high capacity, self-healing ring, utilizing advanced synchronous digital hierarchy and dense wave division multiplexing technologies. The Circe Network is projected to significantly expand the Company's revenue opportunities by enabling it to (i) provide a broader range of products and services to retail customers, (ii) provide wholesale services to the large base of resellers that the Company expects will develop as deregulation continues in Western Europe and
(iii) capitalize on the growing demand for bandwidth intensive services in Europe.

         During the three month period ended March 31, 1998, the Company experienced growth of approximately 45.9% in telecommunications revenue as compared to the corresponding period in 1997. The growth in telecommunications revenue is the result of (i) the ongoing investment in operating infrastructure related to expanding the Company's presence in its targeted geographic markets in Western Europe and expanding its ability to offer its services and (ii) to a limited extent, telecommunications revenue derived from Flat Rate.

         The Company experienced an EBITDA loss of approximately $6.8 million during the first three months of 1998 as compared to an EBITDA loss of approximately $6.2 million during the first three months of 1997. As a percentage of revenue, EBITDA loss decreased to 32.1% for the first quarter of 1998 from 42.9% for the first quarter of 1997.

         On February 27, 1998, the Company completed the acquisition of Flat Rate, a long distance telecommunications reseller. The consideration for Flat Rate consisted of $5.0 million in cash, 375,000 shares of Common Stock and a contingent payment based upon Flat Rate's operating results for the twelve month period ending February 28, 1999 which will range from zero to $21.0 million in cash and zero to 1.0 million shares of Common Stock.

THE CIRCE NETWORK

         When constructed, the Circe Network is expected to have significant effects on the Company's results of operations. The sale of indefeasible rights of use or capacity on the Circe Network will vary substantially from period to period and result in fluctuations in the Company's operating results. The Company will capitalize substantially all of the costs associated with designing and building the Circe Network, as well as the costs associated with placing the system in service. These costs are expected to be approximately $530.0 million, although there can be no assurance in this regard.

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

RESULTS OF OPERATIONS

         The following table summarizes the breakdown of the Company's results of operations as a percentage of telecommunications revenue:


                                                     For the Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                         1998           1997
                                                    -------------   ------------
Telecommunications revenue                              100.0%         100.0%
Cost of telecommunications services                      90.0%          83.0%
Selling, general and administrative expenses             42.2%          59.9%
Depreciation and amortization                            13.7%           8.7%
EBITDA  loss (1)                                         32.1%          42.9%

-------------------------
(1) As used herein "EBITDA" consists of earnings before interest, income taxes and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 45.9% to $21.2 million on 52.4 million billable minutes for the three months ended March 31, 1998 from $14.6 million on 23.5 million billable minutes for the three months ended March 31, 1997. Telecommunications revenue growth for the first quarter of 1998 was generated primarily from increased European traffic and from growth in the Company's carrier business which was partially offset by decreased traffic from the Company's Pacific Rim operations.

         The overall increase of 122.9% in billable minutes from the first quarter of 1997 to the first quarter of 1998 was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 37.1% to $.39 in the first quarter of 1998 from $.62 in the first quarter of 1997, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain Incumbent Telecommunications Operators ("ITOs") and other carriers in many of the Company's markets and (iv) foreign currency fluctuations. See "- Cost of Telecommunications Services."

         Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 55.2% of total telecommunications revenue for the three months ended March 31, 1998 (compared to 82.6% for the three months ended March 31, 1997), decreased 38.6% to $.51 in the first quarter of 1998 from $.83 in the first quarter of 1997. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers increased to $.29 in the first quarter of 1998 from $.27 in the first quarter of 1997. The number of customers billed declined 15.5% to 17,090 at March 31, 1998 from 20,224 at March 31, 1997. This decline in customers billed is primarily attributable to the Company's Pacific Rim operations where the number of customers billed declined 73.5% to 1,584 at March 31, 1998 from 5,970 at March 31, 1997, representing a net loss of 4,386 customers.

         During the first quarter of 1998, approximately 52.9% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 41.9% of the Company's telecommunications revenue during the first quarter of 1997. Telecommunications revenue from Latin America represented approximately 17.3% of the Company's telecommunications revenue during the three months ended March 31, 1998 as compared to approximately 26.9% of the Company's telecommunications revenue during the three months ended March 31, 1997. Telecommunications revenue from the Pacific Rim represented approximately 2.9% of the Company's telecommunications revenue during the three months ended March 31, 1998 as compared to approximately 14.5% of the Company's telecommunications revenue during the three months ended March 31, 1997.

         During the first quarter of 1998 as compared to the first quarter of 1997, the Company has significantly increased its carrier business (through which it sells switched minutes to carriers and other resellers at discounted rates). The carrier business has enabled the Company to recover partially the costs associated with increased capacity in advance of demand within retail markets. Such economy of scale has allowed the Company to use its network more profitably for network originations and terminations within Europe. The carrier business represented approximately 44.6% of total telecommunications revenue and approximately 56.2% of billable minutes for the three months ended March 31, 1998 as compared to approximately 16.6% of total telecommunications revenue and approximately 37.6% of billable minutes for the three months ended March 31, 1997. The increase in telecommunications revenue derived from carriers and other resellers represents an increase of approximately 275.1% over the corresponding period in 1997.

         COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $19.1 million in the first quarter of 1998 from $12.1 million in the first quarter of 1997 and, as a percentage of telecommunications revenue, increased to approximately 90.0% from approximately 83.0% for the three months ended 1998 and 1997, respectively. The Company's gross margin decreased to 10.0% for the three months ended March 31, 1998 from 17.0% for the three months ended March 31, 1997. This decrease was primarily due to (i) decreased revenue per minute (resulting from price competition and foreign currency fluctuations) which was not offset by corresponding decreases in infrastructure costs, (ii) increased sales to carrier customers (which generate substantially lower margins), and (iii) an increase in intra-European and national long distance traffic compared to higher margin international traffic. This decrease in gross margin is one of the principal reasons the Company initiated a strategy to own key elements of its network infrastructure. Although it did not decrease as fast as revenues per minute, the Company's average cost per billable minute decreased to $.35 during the three months ended March 31, 1998 from $.51 during the three months ended March 31, 1997, a 31.4% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to increased traffic being routed through the European Network and increased switched minutes generated by the Company's carrier business, both of which increased the utilization of fixed cost leased lines. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

         Cost of telecommunications services increased in the three months ended March 31, 1998 in part because of the relatively high cost of leased infrastructure related to increasing the Viatel Network's transmission capacity. These costs are expected to decrease as a percentage of telecommunications revenue as the Company continues its efforts to convert from leased to owned capacity. The Company increased its private line circuits capacity by 175%, and as a result the fixed costs associated with the Viatel Network, costs for private line circuits increased to approximately $2.8 million for the three months ended March 31, 1998 (approximately 13.0% of telecommunications revenue) from approximately $1.7 million for the three months ended March 31, 1997 (approximately 11.4% of telecommunications revenue). Due to the high cost of leased lines in Western Europe, the Company believes its use of private line circuits will decrease and such decrease will positively impact the Company's overall gross margins as more minutes are routed through infrastructure owned by the Company. This benefit, however, is primarily limited to calls that either originate or terminate in a city where the Company has a switch or POP, because otherwise the Company is required to transport the call over the public switched telephone network at higher transmission costs and reduced margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $9.0 million in the three months ended March 31, 1998 from $8.7 million in the three months ended March 31, 1997 and, as a percentage of telecommunications revenue, decreased to approximately 42.2% in the three months ended March 31, 1998 from approximately 59.9% in the corresponding period in 1997. Much of these expenses are attributable to overhead costs associated with the Company's headquarters, back office and network operations as well as maintaining a physical presence in seventeen different jurisdictions. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 52.3% and 52.7% for the three months ended March 31, 1998 and 1997, respectively.

         EBITDA LOSS. EBITDA loss increased to $6.8 million for the three months ended March 31, 1998 from $6.2 million for the three months ended March 31, 1997. As a percentage of telecommunications revenue, EBITDA loss decreased to approximately 32.1% in the first quarter of 1998 from approximately 42.9% in the first quarter of 1997. These losses resulted from lower gross margins as a percentage of telecommunications revenue due to the relatively high cost of intra-European leased lines which was compounded by price reductions implemented by certain ITOs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $2.9 million in the three months ended March 31, 1998 from approximately $1.3 million in the three months ended March 31, 1997. The increase was due primarily to the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997 and the first quarter of 1998. Depreciation expense will increase substantially as a result of the further expansion of the Viatel Network, particularly, in the near term, from the construction of the Circe Network.

         INTEREST. Interest expense increased to approximately $3.8 million in the three months ended March 31, 1998 from approximately $3.0 million in the three months ended March 31, 1997 primarily due to the accretion of non-cash interest on the 1994 Notes. Interest income decreased to approximately $.5 million for the three months ended March 31, 1998 from approximately $1.1 million in the three months ended March 31, 1997. Interest expense and income will increase substantially as a result of the completion of the Units Offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating and net losses for the next several years. Since inception, the Company has utilized cash provided by financing activities to fund operating losses and capital expenditures. The sources of this cash have primarily been private equity financing, the proceeds from the sale of the 1994 Notes, the proceeds from the Company's initial public offering of Common Stock in October 1996 and, to a lesser extent, equipment-based financing. As of March 31, 1998, the Company had $28.2 million of cash, cash equivalents and other liquid investments.

         On April 8, 1998, the Company completed the Units Offering through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company believes that the net proceeds from the Units Offering, together with project financing, equipment financing and the sale of capacity on the Circe Network will provide sufficient funds for the Company to expand its business as planned and to fund operating losses for at least the next 18 to 24 months. The Company has used certain of the net proceeds from the Units Offering to (i) finance a tender offer as described below and (ii) to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the Deutschmark denominated senior notes issued in the Units Offering. The Company intends to use the remaining net proceeds to fund a portion of the construction and operational start-up of the Circe Network, to fund other capital expenditures and for general corporate and working capital purposes.

         The Company also completed a tender offer for the 1994 Notes on April 8, 1998 in which all $120.7 million aggregate principal amount at maturity of the 1994 Notes were tendered. In connection with the tender for the 1994 Notes, the Company estimates that a one-time charge of approximately $28.3 million will be incurred and recorded in the second quarter of 1998. This extraordinary charge relates to the early extinguishment of debt and is comprised of the following: (i) a $24.7 million premium paid in connection with the tender offer,
(ii) a $0.3 million fee and $0.7 million of other costs associated with the tender offer, and (iii) a write-off of $2.6 million in unamortized deferred issuance and registration fees associated with the 1994 Notes.

         CAPITAL EXPENDITURES; COMMITMENTS. The development of the Company's business has required substantial capital expenditures. During the three months ended March 31, 1998, the Company had capital expenditures of approximately $2.7 million. The Company expects to spend approximately $530.0 million to construct the Circe Network and place it in service, although there can be no assurance that the Company will not spend substantially more to complete the Circe Network. The Company has or intends to enter into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating $200 to $400 million during 1998. In addition, the Company has minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.8 million for 1998. In connection with the Company's license application in Germany, the Company expects that it will be required to pay, during 1998, a one-time license fee in the amount of approximately $7.5 million (based on exchange rates as of March 31, 1998). The Company has signed various letters of intent relating to the Circe Network, which currently commit the Company to make certain payments equal to the lesser of actual cost or $5.3 million. The Company's obligations with respect to such amounts are subject to further reduction based on an obligation of the vendor to mitigate damages if the arrangements are terminated by the Company.

         FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in the local European currency in a country where the local currency is relatively stable, while many of its obligations, including a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the three months ended March 31, 1998, approximately 52.9% of the Company's telecommunications revenue was billed in various European currencies. Debt service on certain of the notes issued in the Units Offering are payable in German Deutschmarks. Substantially all of the costs of acquisition and upgrade of the Company's switches have been, and are expected to continue to be, U.S. Dollar denominated transactions, however, a substantial portion of the costs to construct the Circe Network will be denominated in various European currencies, including German Deutschmarks. All of the European currencies in which the Company does business are expected to converge as part of the European Monetary Union, except for the British Pound Sterling.

         With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Deutschmark denominated notes, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of March 31, 1998 and its results of operations for the three months ended March 31, 1998 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

FORWARD LOOKING STATEMENTS

Certain statements contained herein which express "belief," "anticipation," "expectation," or "intention" or any other projection, including statements concerning the design, configuration, feature and performance of the Company's network and related services, the development and expansion of the Company's business, the markets in which the Company's services are or will be offered, capital expenditures and regulatory reform, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results," of the Company's Annual Report on Form 10-K for fiscal 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not currently applicable to the Company.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

                   None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

             (a)    Not Applicable.

             (b)    Not Applicable.

             (c) On February 27, 1998, the Company completed the acquisition of Flat Rate. As part of the acquisition price, the Company issued 375,000 shares of Common Stock. The shares of Common Stock issued in the Flat Rate acquisition were issued in reliance upon Rule 506 of Regulation D. There were no underwriters involved in the transaction.

                   On April 8, 1998, the Company completed the Units Offering which included two units consisting of either senior notes or senior discount notes and Series A Preferred. In total, 438,200 shares of Series A Preferred were issued in the Units Offering for an aggregate price of approximately $43.8 million. The underwriting discounts and commissions associated with the Series A Preferred was approximately $2.0 million. The initial purchasers of the units sold in the Units Offering were Morgan Stanley & Co. Incorporated, Morgan Stanley Bank AG, Salomon Brothers, Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC. The units which included the Series A Preferred were sold in reliance upon Rule 144A under the Securities Act of 1933. The Series A Preferred are convertible, at the option of the holders, at any time on or after April 8, 1999, at a conversion price equal to $13.20 per share of Common Stock (the "Conversion Price"), subject to certain adjustments. In addition, the Series A Preferred is mandatorily convertible into shares of Common Stock at the Conversion Price if the per share price of the Common Stock for any 20 consecutive trading days during the twelve months ending April 15, 1999, April 15, 2000, April 15, 2001, April 15, 2002 or April 15,
                   2003  exceeds  $26.40,  $32.30,  $38.20,  $44.10  or  $50.00, respectively, subject to certain limitations.

             (d) The Company has filed with the Securities and Exchange Commission a Form SR, for the period ending January 17, 1997, and an Amendment No. 1 to such Form SR, for the period ending July 26, 1997, reporting use of proceeds from its initial public offering of Common Stock which was completed on October 23, 1996. The Company has used the $93,617,620 net proceeds from its initial public offering as follows:
                   $44,541,723 for purchase and installation of machinery and equipment and for acquisitions; and $49,075,897 for working capital.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)   EXHIBITS.

                   27      Financial Data Schedule

             (b) REPORTS ON FORM 8-K.

                   A report on Form 8-K was filed by the Company on March 3, 1998 pursuant to Item 5 thereof reporting its intention to raise additional financing through a new high yield offering and to use a portion of the net proceeds thereof to retire the 1994 Notes.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIATEL, INC.



                                  By:     /s/ Michael J. Mahoney
                                       -----------------------------------------
                                          Michael J. Mahoney
                                          President and Chief Executive Officer


                                  By:     /s/ Allan L. Shaw
                                       -----------------------------------------
                                          Allan L. Shaw
                                          Senior Vice President, Finance and
                                          Chief Financial Officer


Date:  May 14, 1998

                                 EXHIBIT INDEX



No.                         Description
---                         -----------

27              Financial Data Schedule