Form 10-Q
period 1998-06-30
VIATEL INC
filed 1998-08-14
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1998

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________________ to _____________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    |X|  Yes  | |  No


     As of August 12, 1998, 23,171,305 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                          VIATEL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                 June 30, 1998      December 31,
                  ASSETS                          (Unaudited)           1997
                                               ----------------   --------------
Current assets:
  Cash and cash equivalents                    $  602,092,208     $  21,095,635
  Restricted marketable securities, current        47,709,560            --
  Marketable securities, current                       --             3,499,691
  Trade accounts receivable, less allowance
     for doubtful accounts of $1,950,000 and
     $1,041,000, respectively                      20,178,207        10,980,737
  Other receivables                                 4,764,825         6,505,875
  Prepaid expenses                                  1,001,335         1,347,814
                                               --------------     -------------
          Total current assets                    675,746,135        43,429,752
                                               --------------     -------------
Restricted marketable securities, non-current     109,430,796            --
Marketable securities, non-current                     --            22,546,591
Property and equipment, net                        92,486,515        54,093,748
Intangible assets, net                             40,536,642         4,338,792
Other assets                                        2,444,347         2,400,315
                                               --------------     -------------
                                               $  920,644,435     $ 126,809,198
                                               ==============     =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accrued telecommunications costs             $   10,743,472      $ 16,899,194
  Accounts payable and other accrued
     expenses                                      26,206,048        14,991,472
  Accrued equipment purchases                      27,606,626           500,000
  Accrued interest                                 12,885,020            --
  Current installments of notes payable and
     obligations under capital leases               3,285,913         3,372,923
                                               --------------     -------------
          Total current liabilities                80,727,079        35,763,589
                                               --------------     -------------

Long-term liabilities:
  Long term debt                                  860,303,583        89,854,612
  Notes payable and obligations under capital
     leases, excluding current installments         6,771,681         8,254,682
  Equipment purchase obligation                     1,500,000         1,500,000
                                               --------------     -------------
          Total long-term liabilities             868,575,264        99,609,294
Series A Redeemable Convertible Preferred Stock,
  $.01 par value; Authorized 718,402
  Shares; issued and outstanding 448,303
  and no shares, respectively                      44,830,295            --
                                               --------------     -------------
Commitments and contingencies
Stockholders' deficiency:
  Preferred Stock, $.01 par value.  Authorized
     281,598 shares, no shares issued and
     outstanding                                       --                --
  Common Stock, $.01 par value.  Authorized
     50,000,000 shares, issued and outstanding
     23,114,595 and 22,635,267 shares,
     respectively                                     231,146           226,353
  Additional paid-in capital                      128,032,392       125,661,323
  Unearned compensation                               (32,520)          (65,040)
  Cumulative translation adjustment                (5,221,423)       (5,356,474)
  Accumulated deficit                            (196,497,798)     (129,029,847)
                                               --------------     -------------
          Total stockholders' deficiency          (73,488,203)       (8,563,685)
                                               --------------     -------------
                                               $  920,644,435     $ 126,809,198
                                               ==============     =============

           See accompanying notes to consolidated financial statements

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                      For the Three Months Ended                    For the Six Months Ended
                                                               June 30                                       June 30
                                              --------------------------------------         --------------------------------------
                                                      1998                 1997                    1998                  1997
                                              -----------------    -----------------         -----------------    -----------------

Telecommunications revenue                       $ 27,751,018         $ 18,448,295                $ 48,989,790         $ 33,000,629
                                              -----------------    -----------------         -----------------    -----------------

Operating Expenses:
  Cost of telecommunications services              25,096,226           15,690,745                  44,200,877           27,769,829
  Selling, general and administrative expenses     10,432,759            9,644,560                  19,387,561           18,367,560
  Depreciation and amortization                     4,126,041            1,458,440                   7,036,953            2,720,602
                                              -----------------    -----------------         -----------------    -----------------
         Total operating expenses                  39,655,026           26,793,745                  70,625,391           48,857,991
                                              -----------------    -----------------         -----------------    -----------------

Other income (expense):
  Interest income                                   9,303,157            1,052,629                   9,813,029            2,171,447
  Interest expense                                (22,550,406)          (2,978,212)                (26,331,233)          (5,987,478)
                                              -----------------    -----------------         -----------------    -----------------
Loss before extraordinary loss                    (25,151,257)         (10,271,033)                (38,153,805)         (19,673,393)
  Extraordinary loss on debt prepayment           (28,303,850)                 -                   (28,303,850)              --
                                              -----------------    -----------------         -----------------    -----------------
Net loss                                          (53,455,107)         (10,271,033)                (66,457,655)         (19,673,393)
  Dividend on redeemable convertible
   preferred stock                                 (1,010,295)                 -                    (1,010,295)              --
                                              -----------------    -----------------         -----------------    -----------------
Net loss applicable to common shareholders       $(54,465,402)       $ (10,271,033)              $ (67,467,950)       $ (19,673,393)
                                              =================    =================         =================    =================

Loss per common share before extraordinary
  item, basic and diluted                           $  (1.13)              $ (0.45)                    $ (1.71)             $ (0.87)
Loss per common share from extraordinary item          (1.23)                  -                         (1.23)              --
                                              -----------------    -----------------         -----------------    -----------------
Net loss per common share applicable to
  common shareholders                                $ (2.36)              $ (0.45)                    $ (2.94)             $ (0.87)
                                              =================    =================         =================    =================

Weighted average common shares outstanding         23,094,711           22,618,728                  22,939,764           22,605,290
                                              =================    =================         =================    =================





          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the Six Months Ended
                                                             June 30,
                                                 -------------------------------
                                                      1998              1997
                                                 -------------     -------------
Cash flows from operating activities:
  Net loss                                       $ (66,457,655)    $(19,673,393)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                   7,036,953        2,720,602
     Accrued interest expense on long term debt     25,517,358        6,019,997
     Accrued interest income on marketable
       securities                                   (4,494,883)      (1,167,026)
     Provision for losses on accounts receivable     1,955,181        1,042,505
     Extraordinary loss on debt prepayment          28,303,850            --
     Earned compensation                                32,520           32,520
  Changes in assets and liabilities:
     Increase in accounts receivable               (10,234,826)      (2,393,558)
     Decrease (increase) in prepaid expenses and
       other receivables                             3,502,411         (540,580)
     Increase in other assets and intangible assets   (439,862)        (322,048)
     Increase in accrued telecommunication costs,
       accounts payable and other accrued expenses  (7,471,342)        1,880,095
                                                  ------------     -------------
       Net cash used in operating
         activities                                 (7,807,611)     (12,400,886)
                                                  ------------     -------------
Cash flows from investing activities:
  Purchase of property, equipment and software     (12,720,585)     (15,870,021)
  Payment for business acquired excluding cash
     of $364,000                                    (5,000,000)           --
  Purchase of marketable securities               (159,264,445)     (38,016,237)
  Proceeds from maturity of marketable securities   30,085,143        8,028,667
                                                  ------------     -------------
       Net cash used in investing activities      (146,899,887)     (45,857,591)
                                                  ------------     -------------
Cash flows from financing activities:
  Proceeds from issuance of senior notes           496,008,630            --
  Proceeds from issuance of senior discount notes  338,694,525            --
  Proceeds from issuance of subordinated
     convertible debentures                         11,048,400            --
  Proceeds from issuance of convertible preferred
     stock                                          42,197,978            --
  Repayment of senior discount notes              (119,281,715)           --
  Deferred financing costs                         (31,547,345)           --
  Proceeds from issuance of Common Stock               622,884          400,043
  Repayment of notes payable and bank credit
   line                                             (2,033,399)           --
  Payments under capital leases                       (136,612)        (388,247)
                                                  ------------     -------------
       Net cash provided by financing activities   735,573,346           11,796
                                                  ------------     -------------

Effects of exchange rate changes on cash               130,725          (34,941)
                                                  ------------     -------------
Net increase (decrease) in cash equivalents        580,996,573      (58,281,622)
Cash and cash equivalents at beginning of period    21,095,635       75,796,102
                                                  ------------     -------------
Cash and cash equivalents at end of period        $602,092,208     $ 17,514,480
                                                  ============     =============

Supplemental disclosures of cash flow
     information:
  Interest paid                                   $    673,413     $     32,519
                                                  ============     =============
  Accrued equipment purchases                     $ 29,106,626     $      --
                                                  ============     =============
  Equipment acquired under capital
     lease obligations                            $      --        $  1,122,000
                                                  ============     =============

           See accompanying notes to consolidated financial statements

                          VIATEL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

              (Information as of June 30, 1998 and for the periods
                   ended June 30, 1998 and 1997 is unaudited)

(1)   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by Viatel, Inc. and subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three and six months ended June 30, 1998 may not be indicative of the results that may be expected for the full year. Certain reclassifications have been made to the previous year's financial statements to conform to the current year's presentation.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for year-end 1997. SFAS 128, which supersedes APB Opinion No. 15, "Earnings Per Share" was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Per share amounts for the three and six months ended June 30, 1998 and 1997 have been retroactively restated to give effect to SFAS 128 and were not different from EPS measured under APB No. 15.

     The Company had potentially dilutive common stock equivalents of 2,021,960 and 1,115,694 at June 30, 1998 and 1997, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as foreign currency fluctuations currently reported in stockholder's equity, be reported in an annual financial statement that is displayed with the same prominence as other financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 130 in the first quarter of 1998 and will adopt SFAS 131 for its annual reporting in 1998.

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in 2000. The Company has not yet determined the effects of the pronouncement.

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

     The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as available for sale as of June 30, 1998.

     The following is a summary of the fair value of restricted securities held to maturity at June 30, 1998:

     U.S. Treasury  obligations                                     $125,571,555
     German government obligations                                    31,568,801
                                                                    ------------
                    Total                                           $157,140,356
                                                                    ============

     The fair value of restricted securities held to maturity at June 30, 1998 by contractual maturity are shown below:

     Due within one year                                            $ 47,709,560
     Due after one through two years                                  51,658,825
     Due after two years                                              57,771,971
                                                                    ------------
                    Total                                           $157,140,356
                                                                    ============

     There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of:

                                                June 30,            December 31,
                                                  1998                  1997
                                              ------------          ------------
     Communication system                    $  49,408,145         $  43,321,912
     Construction in progress                   38,785,696            10,093,614
     Fiber optic cable systems                   7,907,464             1,431,933
     Leasehold improvements                      3,485,817             3,254,515
     Furniture, equipment and other             10,868,452             8,923,806
                                             -------------         -------------
                                               110,455,574            67,025,780
     Less accumulated depreciation and
       amortization                             17,969,059            12,932,032
                                             -------------         -------------
                                             $  92,486,515         $  54,093,748
                                             =============         =============

     At  June  30,  1998,   construction  in  progress  represents  the  current
     pan-European network construction. At December 31, 1997, construction in progress represents a portion of the expansion of the European network.

(4)  INTANGIBLE ASSETS

     Intangible assets consist of the following as of:

                                                 June 30,           December 31,
                                                   1998                 1997
                                               -----------         -------------
     Deferred financing and registration
       fees                                    $31,547,345           $ 3,789,347
     Goodwill                                    8,822,828               474,065
     Acquired employee base and sales force
       in place                                     --                 1,607,225
     Purchased software                          1,848,559             1,493,546
     Other                                       1,271,345               849,276
                                               -----------         -------------
                                                43,490,077             8,213,459
     Less accumulated amortization               2,953,435             3,874,667
                                               -----------         -------------
                                               $40,536,642           $ 4,338,792
                                               ===========         =============

(5)  LONG TERM DEBT

     On April, 8, 1998, the Company completed an offering of units consisting of senior notes or senior discount notes and shares of 10% Series A Redeemable Convertible Preferred Stock, $.01 par value per share, of the Company and units consisting of senior notes or senior discount notes and subordinated convertible debentures (the "Units Offering") through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). A portion of the proceeds from the Units Offering were utilized by the Company to retire its 15% Senior Discount Notes due 2005 pursuant to a tender offer resulting in an extraordinary loss of $28.3 million. Additionally, a portion of the proceeds from the Units Offering were used to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the first six interest payments on the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the first six interest payments on the Deutschmark denominated senior notes issued in the Units Offering.

     Long term debt consists of the following as of:

                                                June 30,            December 31,
                                                  1998                  1997
                                               ----------           ------------
     Senior notes                           $ 498,560,354           $    --
     1998 Senior discount notes, less
       discount of $274,998,740               350,139,687                --
     1994 Senior discount notes, less
       discount of $30,845,388                     --                 89,854,612
     Subordinated convertible debentures       11,603,542                --
                                            -------------           ------------
                                            $ 860,303,583           $ 89,854,612
                                            =============           ============

(6)  STOCK INCENTIVE PLAN

     The Amended Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to a maximum of 2,566,666 shares of the Company's common stock, $.01 par value (the "Common Stock"). At June 30, 1998, the Company had 67,177 shares available for future grants under the Stock Incentive Plan.

     Stock option activity for the six months ended June 30, 1998 under the Stock Incentive Plan is shown below:

                                            Weighted Average           Number of
                                             Exercise Prices             Shares
                                            ----------------           ---------
         Outstanding at January 1, 1998          $ 7.40               1,052,200
         Granted                                   5.52               1,137,000
         Expired                                   5.03                 (13,511)
         Forfeited                                 7.15                 (62,842)
         Exercised                                 6.30                 (90,887)
                                                 ------               ----------
         Outstanding at June 30, 1998            $ 6.42               2,021,960
                                                 ======               ==========

     As of June 30, 1998, 499,844 options were exercisable under the Stock Incentive Plan.

(7)  COMPREHENSIVE LOSS

                                                     For the Three Months Ended                For the Six Months Ended
                                                             June 30,                                   June 30,
                                                  ---------------------------------          ------------------------------
                                                      1998                1997                   1998              1997
                                                  --------------      -------------          -------------    -------------
Net loss applicable to common
       shareholders                               $ (54,465,402)      $(10,271,033)          $(67,467,950)    $(19,673,393)
      Foreign currency translation adjustment           652,025         (1,705,627)               135,051       (3,871,076)
                                                  --------------      -------------          -------------    -------------
        Comprehensive loss                        $ (53,813,377)      $(11,976,660)          $(67,332,899)    $(23,544,469)
                                                  ==============      =============          =============    =============

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

     The Company believes that network ownership is critical to becoming a high quality, low-cost provider and creates the necessary platform to provide a full array of telecommunications products and services to customers. The Company has recently initiated a program to own or control key elements of its network infrastructure, including interests in fiber optic cable systems. By owning or controlling key elements of its network, the Company will be better able to control service offerings, quality and transmission and other operating costs. Ownership of network facilities is an essential element in the Company's expansion into new service offerings such as data products, including frame relay, Internet services and asynchronous transfer mode services.

     As part of the Company's strategy to own or control key elements of its network, the Company recently completed an offering of units consisting of senior notes or senior discount notes and shares of redeemable convertible preferred stock of the Company and units consisting of senior notes or senior discount notes and subordinated convertible debentures (the "Units Offering") through which it raised approximately $889.6 million of gross proceeds, a substantial portion of which are being used to construct a state-of-the-art fiber optic ring which will connect five European countries and will include London, Paris, Nancy, Strasbourg, Brussels, Rotterdam, Amsterdam, Stuttgart, Frankfurt, Cologne, Dusseldorf, Antwerp and Essen (the "Circe Network"). The Circe Network, when completed, will be a high quality, high capacity, self-healing ring, utilizing advanced synchronous digital hierarchy and dense wave division multiplexing technologies. The Circe Network is projected to significantly expand the Company's revenue opportunities by enabling it to (i) provide a broader range of products and services to retail customers, (ii) provide wholesale services to the large base of resellers that the Company expects will develop as deregulation continues in Western Europe and (iii) capitalize on the growing demand for bandwidth intensive services in Europe.

THE CIRCE NETWORK

     When constructed, the Circe Network is expected to have significant effects on the Company's results of operations. The sale of indefeasible rights of use or capacity on the Circe Network will vary substantially from period-to-period and result in fluctuations in the Company's operating results. The Company will capitalize substantially all of the costs associated with designing and building the Circe Network, as well as the costs associated with placing the system in service. These costs are expected to be approximately $530.0 million, although there can be no assurance in this regard.

     The Company will also incur selling, general and administrative expenses with respect to the Circe Network that will not be capitalized and will affect the Company's results of operations, particularly while the Circe Network is being designed and built in 1998 and placed into service in 1999 and will incur additional operating and maintenance expenses until capacity on the Circe Network is sold. As a result of financing the Circe Network with debt, the Company will capitalize the portion of the interest incurred that relates to the Circe Network until it is placed in service and will incur substantial increases in interest expense thereafter.

RESULTS OF OPERATIONS

     The following table summarizes the breakdown of the Company's results of operations as a percentage of telecommunications revenue:

                           For the Three Months Ended   For the Six Months Ended
                                   June 30,                     June 30,
                           --------------------------   ------------------------
                                1998        1997           1998          1997
                                ----        ----           ----          ----

Telecommunications revenue     100.0%      100.0%         100.0%        100.0%
Cost of telecommunications
  services                      90.4%       85.1%          90.2%         84.1%
Selling, general and
  administrative expenses       37.6%       52.3%          39.6%         55.7%
Depreciation and amortization   14.9%        7.9%          14.4%          8.2%
EBITDA loss (1)                 28.0%       37.3%          29.8%         39.8%

-------------------
(1) As used herein "EBITDA" consists of earnings before interest, income taxes, extraordinary loss, dividends on convertible preferred stock and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 50.4% to $27.8 million on 83.3 million billable minutes for the three months ended June 30, 1998 from $18.4 million on 35.4 million billable minutes for the three months ended June 30, 1997. Telecommunications revenue growth for the second quarter of 1998 was generated primarily from increased European traffic and growth in the Company's carrier business which was partially offset by decreased revenue from the Company's Pacific Rim and Latin American operations.

     The overall increase of 135.0% in billable minutes from the second quarter of 1997 to the second quarter of 1998 was partially offset by declining revenue per billable minute, as revenue per billable minute declined by 35.3% to $.33 in the second quarter of 1998 from $.51 in the second quarter of 1997, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain Incumbent Telecommunications Operators ("ITOs") and other carriers in many of the Company's markets and (iv) foreign currency fluctuations. See "- Cost of Telecommunications Services."

     Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 44.2% of total telecommunications revenue for the three months ended June 30, 1998, compared to 72.4% for the three months ended June 30, 1997, decreased 37.0% to $.46 in the second quarter of 1998 from $.73 in the second quarter of 1997. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers decreased to $.27 in the second quarter of 1998 from $.30 in the second quarter of 1997. The number of customers billed declined 27.8% to 15,981 (excluding dial-around customers) at June 30, 1998 from 22,125 at June 30, 1997. This decline in customers billed is primarily attributable to the Company's Pacific Rim operations where the number of customers billed declined 87.9% to 799 at June 30, 1998 from 6,587 at June 30, 1997, representing a net loss of 5,788 customers.

     During the second quarter of 1998, approximately 48.1% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 37.7% of the Company's telecommunications revenue during the second quarter of 1997. Telecommunications revenue from Latin America represented approximately 13.7% of the Company's telecommunications revenue during the three months ended June 30, 1998 as compared to approximately 22.8% of the Company's telecommunications revenue during the three months ended June 30, 1997. Telecommunications revenue from the Pacific Rim represented approximately 1.5% of the Company's telecommunications revenue during the three months ended June 30, 1998 as compared to approximately 12.5% of the Company's telecommunications revenue during the three months ended June 30, 1997.

     During the second quarter of 1998 as compared to the second quarter of 1997, the Company has significantly increased its carrier business (through which it sells switched minutes to carriers and other resellers at discounted rates). The carrier business has enabled the Company to recover partially the costs associated with increased capacity in advance of demand within retail markets. Such economy of scale has allowed the Company to use its network more profitably for network originations and terminations within Europe. The carrier business represented approximately 55.7% of total telecommunications revenue and approximately 67.8% of billable minutes for the three months ended June 30, 1998 as compared to approximately 26.9% of total telecommunications revenue and approximately 48.3% of billable minutes for the three months ended June 30, 1997. The increase in telecommunications revenue derived from carriers and other resellers represents an increase of approximately 202.9% over the corresponding period in 1997 and is partially attributable to the acquisition of Flat Rate Communications, Inc., a long distance telecommunications reseller, on February 27, 1998 (the "Flat Rate acquisition").

     COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $25.1 million in the second quarter of 1998 from $15.7 million in the second quarter of 1997 and, as a percentage of telecommunications revenue, increased to approximately 90.4% from approximately 85.1% for the three months ended June 30, 1998 and 1997, respectively. The Company's gross margin decreased, as a percentage of revenue, to 9.6% for the three months ended June 30, 1998 from 14.9% for the three months ended June 30, 1997. This decrease was primarily due to (i) decreased revenue per minute (resulting from price competition and foreign currency fluctuations) which was not offset by corresponding decreases in infrastructure costs, (ii) increased sales to carrier customers (which generate substantially lower margins), and (iii) an increase in intra-European and national long distance traffic compared to higher margin international traffic. This decrease in gross margin, as a percentage of revenue, is one of the principal reasons the Company initiated a strategy to own key elements of its network infrastructure. Although it did not decrease as fast as revenues per minute, the Company's average cost per billable minute decreased to $.30 during the three months ended June 30, 1998 from $.44 during the three months ended June 30, 1997, a 31.8% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to increased traffic being routed through the European Network and increased switched minutes generated by the Company's carrier business, both of which increased the utilization of fixed cost leased lines. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

     Cost of telecommunications services increased in the three months ended June 30, 1998 in part because of the relatively high cost of leased infrastructure related to increasing the Viatel Network's transmission capacity. These costs are expected to decrease as a percentage of telecommunications revenue as the Company continues its efforts to convert from leased to owned capacity. From June 30, 1997 to June 30, 1998, the Company increased its private line circuits capacity, and, as a result, costs for private line circuits increased to approximately $4.0 million for the three months ended June 30, 1998 (approximately 14.5% of telecommunications revenue) from approximately $2.3 million for the three months ended June 30, 1997 (approximately 12.3% of telecommunications revenue).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.4 million in the three months ended June 30, 1998 from $9.6 million in the three months ended June 30, 1997 and, as a percentage of telecommunications revenue, decreased to approximately 37.6% in the three months ended June 30, 1998 from approximately 52.3% in the corresponding period in 1997. Much of these expenses are attributable to overhead costs associated with the Company's headquarters, back office and network operations as well as maintaining a physical presence in seventeen different jurisdictions. The Company expects to incur additional expenses as it continues investing in operating infrastructure. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 47.8% and 51.2% for the three months ended June 30, 1998 and 1997, respectively.

     EBITDA LOSS. EBITDA loss increased to $7.8 million for the three months ended June 30, 1998 from $6.9 million for the three months ended June 30, 1997. As a percentage of telecommunications revenue, EBITDA loss decreased to approximately 28.0% in the second quarter of 1998 from approximately 37.3% in the second quarter of 1997. These losses resulted from lower gross margins as a percentage of telecommunications revenue due to the relatively high cost of intra-European leased lines which was compounded by price reductions implemented by certain ITOs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $4.1 million in the three months ended June 30, 1998 from approximately $1.5 million in the three months ended June 30, 1997. The increase was due primarily to (i) the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997 and the first six months of 1998 and (ii) the amortization of goodwill associated with the Flat Rate acquisition. Depreciation expense will increase substantially as a result of the further expansion of the Viatel Network, particularly, in the near term, from the construction of the Circe Network.

     INTEREST. Interest expense increased to approximately $22.6 million in the three months ended June 30, 1998 from approximately $3.0 million in the three months ended June 30, 1997 primarily as a result of the Units Offering. Interest income increased to approximately $9.3 million for the three months ended June 30, 1998 from approximately $1.1 million in the three months ended June 30, 1997 primarily as a result of the investment of the net proceeds from the Units Offering.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 48.5% to $49.0 million on 135.7 million billable minutes for the six months ended June 30, 1998 from $33.0 million on 58.9 million billable minutes for the six months ended June 30, 1997. Telecommunications revenue growth for the first six months of 1998 was generated primarily from increased European traffic and growth in the Company's carrier business which was partially offset by decreased traffic from the Company's Pacific Rim and Latin American operations.

     The overall increase of 130.2% in billable minutes from the first six months of 1997 to the first six months of 1998 was partially offset by declining revenue per billable minute, as revenue per billable minute declined by 55.6% to $.36 in the first six months of 1998 from $.56 in the first six months of 1997, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain ITOs and other carriers in many of the Company's markets and (iv) foreign currency fluctuations. See "- Cost of Telecommunications Services."

     Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 48.9% of total telecommunications revenue for the six months ended June 30, 1998, compared to 77.7% for the six months ended June 30, 1997, decreased 37.7% to $.48 in the first six months of 1998 from $.77 in the first six months of 1997. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers remained constant at $.28 in the first six months of 1998 as compared to the first six months of 1997.

     During the first six months of 1998, approximately 50.2% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 39.6% of the Company's telecommunications revenue during the first six months of 1997. Telecommunications revenue from Latin America represented approximately 15.3% of the Company's telecommunications revenue during the six months ended June 30, 1998 as compared to approximately 24.6% of the Company's telecommunications revenue during the six months ended June 30, 1997. Telecommunications revenue from the Pacific Rim represented approximately 2.1% of the Company's telecommunications revenue during the six months ended June 30, 1998 as compared to approximately 13.4% of the Company's telecommunications revenue during the six months ended June 30, 1997.

     The carrier business represented approximately 49.6% of total telecommunications revenue and approximately 63.3% of billable minutes for the six months ended June 30, 1998 as compared to approximately 22.3% of total telecommunications revenue and approximately 44.1% of billable minutes for the six months ended June 30, 1997. The increase in telecommunications revenue derived from carriers and other resellers represents an increase of approximately 218.8% over the corresponding period in 1997 and is partially attributable to the Flat Rate acquisition.

     COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $44.2 million in the first six months of 1998 from $27.8 million in the first six months of 1997 and, as a percentage of telecommunications revenue, increased to approximately 90.2% from approximately 84.1% for the six months ended June 30, 1998 and 1997, respectively. The Company's gross margin, as a percentage of revenue, decreased to 9.8% for the six months ended June 30, 1998 from 15.9% for the six months ended June 30, 1997. This decrease was primarily due to (i) decreased revenue per minute (resulting from price competition and foreign currency fluctuations) which was not offset by corresponding decreases in infrastructure costs, (ii) increased sales to carrier customers (which generate substantially lower margins), and (iii) an increase in intra-European and national long distance traffic compared to higher margin international traffic. Although it did not decrease as fast as revenues per minute, the Company's average cost per billable minute decreased to $.32 during the six months ended June 30, 1998 from $.47 during the six months ended June 30, 1997, a 31.9% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to increased traffic being routed through the European Network and increased switched minutes generated by the Company's carrier business, both of which increased the utilization of fixed cost leased lines. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

     Cost of telecommunications services increased in the six months ended June 30, 1998 in part because of the relatively high cost of leased infrastructure related to increasing the Viatel Network's transmission capacity. Costs for private line circuits increased to approximately $7.4 million for the six months ended June 30, 1998 (approximately 15.2% of telecommunications revenue) from approximately $4.2 million for the six months ended June 30, 1997 (approximately 12.7% of telecommunications revenue).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $19.4 million in the six months ended June 30, 1998 from $18.4 million in the six months ended June 30, 1997 and, as a percentage of telecommunications revenue, decreased to approximately 39.6% in the six months ended June 30, 1998 from approximately 55.7% in the corresponding period in 1997. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 49.9% and 51.9% for the six months ended June 30, 1998 and 1997, respectively.

     EBITDA LOSS. EBITDA loss increased to $14.6 million for the six months ended June 30, 1998 from $13.1 million for the six months ended June 30, 1997. As a percentage of telecommunications revenue, EBITDA loss decreased to approximately 29.8% in the first six months of 1998 from approximately 39.8% in the first six months of 1997. These losses resulted from lower gross margins as a percentage of telecommunications revenue due to the relatively high cost of intra-European leased lines which was compounded by price reductions implemented by certain ITOs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to approximately $7.0 million in the six months ended June 30, 1998 from approximately $2.7 million in the six months ended June 30, 1997. The increase was due primarily to (i) the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997 and the first six months of 1998 and (ii) the amortization of goodwill associated with the Flat Rate acquisition. Depreciation expense will increase substantially as a result of the further expansion of the Viatel Network, particularly, in the near term, from the construction of the Circe Network.

         INTEREST. Interest expense increased to approximately $26.3 million in the six months ended June 30, 1998 from approximately $6.0 million in the six months ended June 30, 1997 primarily as a result of the Units Offering. Interest income increased to approximately $9.8 million for the six months ended June 30, 1998 from approximately $2.2 million in the six months ended June 30, 1997 primarily as a result of the investment of the net proceeds from the Units Offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating and net losses for the next several years. Since inception, the Company has utilized cash provided by financing activities to fund operating losses and capital expenditures. The sources of this cash have primarily been private equity financing, the proceeds from the sale of the 15% Senior Discount Notes due 2005 (the "1994 Notes"), the proceeds from the Company's initial public offering of Common Stock in October 1996, the proceeds from the Units Offering and, to a lesser extent, equipment-based financing. As of June 30, 1998, the Company had $602.1 million of cash, cash equivalents and other liquid investments and $157.1 million of restricted investments.

     On April 8, 1998, the Company completed the Units Offering through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company believes that the net proceeds from the Units Offering, together with project financing, equipment financing and the sale of capacity on the Circe Network will provide sufficient funds for the Company to expand its business as planned and to fund operating losses for at least the next 18 to 24 months. The Company has used certain of the net proceeds from the Units Offering to (i) finance a tender offer as described below and (ii) to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the interest on the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the interest on the Deutschmark denominated senior notes issued in the Units Offering. The Company intends to use the remaining net proceeds to fund a portion of the construction and operational start-up of the Circe
Network, to fund other capital expenditures and for general corporate and working capital purposes.

     The Company also completed a tender offer for the 1994 Notes on April 8, 1998 in which all $120.7 million aggregate principal amount at maturity of the 1994 Notes were tendered. In connection with the tender for the 1994 Notes, a one-time charge of approximately $28.3 million was incurred and recorded in the second quarter of 1998. This extraordinary charge relates to the early extinguishment of debt and is comprised of the following: (i) a $24.7 million premium paid in connection with the tender offer, (ii) a $0.3 million fee and $0.7 million of other costs associated with the tender offer, and (iii) a write-off of $2.6 million in unamortized deferred issuance and registration fees associated with the 1994 Notes.

     CAPITAL EXPENDITURES; COMMITMENTS. The development of the Company's business has required substantial capital expenditures. During the six months ended June 30, 1998, the Company had capital expenditures of approximately $41.8 million. The Company expects to spend approximately $530.0 million to construct the Circe Network and place it in service, although there can be no assurance that the Company will not spend substantially more to complete the Circe Network. The Company has or intends to enter into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating $200.0 to $400.0 million during 1998. In addition, the Company has minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.8 million for 1998.

     FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in the local European currency in a country where the local currency is relatively stable, while many of its obligations, including a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the six months ended June 30, 1998, approximately 41.5% of the Company's telecommunications revenue was billed in various European currencies. Debt service on certain of the notes issued in the Units Offering are payable in German Deutschmarks. Substantially all of the costs of acquisition and upgrade of the Company's switches have been, and are expected to continue to be, U.S. Dollar denominated transactions, however, a substantial portion of the costs to construct the Circe Network will be denominated in various European currencies, including German Deutschmarks. All of the European currencies in which the Company does business are expected to converge as part of the European Monetary Union, with the exception of the British Pound Sterling.

     With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Deutschmark denominated notes, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of June 30, 1998 and its results of operations for the three and six months ended June 30, 1998 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.


YEAR 2000

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

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

              None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (a) Not Applicable.

          (b) Not Applicable.

          (c) On April 8, 1998, the Company completed the Units Offering which included two units consisting of either senior notes or senior discount notes and Series A Preferred. In total, 438,200 shares of Series A Preferred were issued in the Units Offering for an aggregate price of approximately $43.8 million. The underwriting discounts and commissions associated with the Series A Preferred was approximately $2.0 million. The initial purchasers of the units sold in the Units Offering were Morgan Stanley & Co. Incorporated, Morgan Stanley Bank AG, Salomon Brothers, Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC. The units which included the Series A Preferred were sold in reliance upon Rule 144A under the Securities Act of 1933. The Series A Preferred are convertible, at the option of the holders, at any time on or after April 8, 1999, at a conversion price equal to $13.20 per share of Common Stock (the "Conversion Price"), subject to certain adjustments. In addition, the Series A Preferred is mandatorily convertible into shares of Common Stock at the Conversion Price if the per share price of the Common Stock for any 20 consecutive trading days during the twelve months ending April 15, 1999, April 15, 2000, April 15, 2001, April 15,
              2002 or April 15, 2003 exceeds $26.40,  $32.30,  $38.20, $44.10 or
              $50.00, respectively, subject to certain limitations.

          (d) Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

              None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

Item 5.   OTHER INFORMATION.

               In accordance with the advance notice provisions contained in the Company's By-laws, the Company must receive notice of a stockholder's intent to propose business or make a nomination at an annual meeting not less than 120 days prior to the first anniversary of the preceding year's annual meeting. In order for a proposal to be presented at the 1998 Annual Meeting of Stockholders, such proposal would have had to been received by the Company by April 16, 1998. Any nomination or proposal to be presented at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 30, 1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS.

     3(i)(b) Certificate of Designations, Preferences and Rights of 10% Series A Redeemable Convertible Preferred Stock, $.01 par value (incorporated herein by reference to Exhibit 3(i)(b) to the Company's Registration Statement on Form S-4, filed on July 10, 1998, Registration Statement No. 333-58921 (the "Company's 1998 Form S-4").

     4.1 Indenture, dated as of April 8, 1998, between Viatel, Inc. and The Bank of New York, as Trustee, relating to the Company's 12.50% Senior Discount Notes Due 2008 (including form of 12.50%
              Senior  Discount  Note)  (incorporated  herein  by  reference   to
              Exhibit 4.1 to the Company's 1998 Form S-4).

     4.2 Indenture, dated as of April 8, 1998, between Viatel, Inc. and The Bank of New York, as Trustee, relating to the Company's 11.25% Senior Notes Due 2008 (including form of 11.25% Senior
               Note) (incorporated herein by reference to Exhibit 4.2 to the Company's 1998 Form S-4).

     4.3 Indenture, dated as of April 8, 1998, among Viatel, Inc., The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 12.40% Senior Discount Notes Due 2008 (including form of 12.40% Senior Discount Note) (incorporated herein by reference to Exhibit 4.3 to the Company's 1998 Form S-4).

     4.4 Indenture, dated as of April 8, 1998, among Viatel, Inc., The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 11.15% Senior Notes Due 2008 (including form of 11.15% Senior Note) (incorporated herein by reference to
               Exhibit 4.4 to the Company's 1998 Form S-4).

     4.5       Indenture, dated  as  of  April 8,  1998, among Viatel, Inc., The
               Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 10% Subordinated Convertible Debentures Due 2011 (including form of 10% Subordinated Convertible Debentures) (incorporated herein by reference to Exhibit 4.5 to the Company's 1998 S-4).

     4.6 Registration Rights Agreement, dated April 3, 1998, among Viatel, Inc., Morgan Stanley & Co., Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC (incorporated herein by reference to Exhibit 4.6 to the Company's 1998 Form S-4).

     4.7 Conversion Shares Registration Rights Agreement, dated April 3, 1998, among Viatel, Inc., Morgan Stanley & Co., Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC (incorporated herein by reference to Exhibit 4.7 to the Company's 1998 Form S-4).

     4.8 Purchase Agreement, dated April 3, 1998, among Viatel, Inc., Morgan Stanley & Co., Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC, as Initial Purchasers (incorporated herein by reference to Exhibit 4.8 to the Company's 1998 Form S-4).

     10.16 Equipment Purchase Agreement, dated June 29, 1998, between Viatel, Inc. and Nortel PLC (incorporated herein by reference to Exhibit 10.16 to the Company's 1998 Form S-4).**

     10.17 Agreement of Lease, dated June 24, 1998, between 685 Acquisition LLC and Viatel, Inc., as amended by a letter agreement, dated July 27, 1998 (incorporated herein by reference to Exhibit
               10.17 to the Company's 1998 Form S-4).

     10.18 Lease, dated June 23, 1998, between VC Associates and Viatel New Jersey, Inc. (incorporated herein by reference to Exhibit
               10.18 to the Company's 1998 Form S-4).

     27        Financial Data Schedule.

               ----------------

               ** Confidential treatment granted as to certain portions of this exhibit.

          (b) REPORTS ON FORM 8-K.

               A report on Form 8-K was filed by the Company on June 8, 1998, pursuant to Item 5 thereof announcing the execution of a Mutual Cooperation Agreement with Martin Varsavsky and Jazz Telecom S.A.

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

                                       VIATEL, INC.



                                       By: /s/ Michael J. Mahoney
                                           -----------------------------------
                                           Michael J. Mahoney
                                           President and Chief Executive Officer


                                       By: /s/  Allan L. Shaw
                                           -------------------------------------
                                           Allan L. Shaw
                                           Senior Vice President, Finance and
                                           Chief Financial Officer

Date:  August 12, 1998

                                  EXHIBIT INDEX


                                                                    Sequentially
No.                                 Description                    Numbered Page
--                                  -----------                    -------------

3(i)(b) Certificate of Designations, Preferences and Rights of 10% Series A Redeemable Convertible Preferred Stock, $.01 par value (incorporated herein by reference to Exhibit 3(i)(b) to the Company's Registration Statement on Form S-4, filed on July 10, 1998, Registration Statement No. 333-58921 (the "Company's 1998 Form S-4").

4.1 Indenture, dated as of April 8, 1998, between Viatel, Inc. and The Bank of New York, as Trustee, relating to the Company's 12.50% Senior Discount Notes Due 2008 (including form of 12.50% Senior Discount Note) (incorporated herein by reference to Exhibit 4.1 to the Company's 1998 Form S-4).

4.2 Indenture, dated as of April 8, 1998, between Viatel, Inc. and The Bank of New York, as Trustee, relating to the Company's 11.25% Senior Notes Due 2008 (including form of 11.25% Senior Note) (incorporated herein by reference to Exhibit 4.2 to the Company's 1998 Form S-4).

4.3 Indenture, dated as of April 8, 1998, among Viatel, Inc., The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 12.40% Senior Discount Notes Due 2008 (including form of 12.40% Senior Discount Note) (incorporated herein by reference to Exhibit 4.3 to the Company's 1998 Form S-4).

4.4 Indenture, dated as of April 8, 1998, among Viatel, Inc., The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 11.15% Senior Notes Due 2008 (including form of 11.15% Senior Note) (incorporated herein by reference to Exhibit 4.4 to the Company's 1998 Form S-4).

4.5 Indenture, dated as of April 8, 1998, among Viatel, Inc., The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 10% Subordinated Convertible Debentures Due 2011 (including form of 10% Subordinated Convertible Debentures) (incorporated herein by reference to Exhibit 4.5 to the Company's 1998 S-4).

4.6 Registration Rights Agreement, dated April 3, 1998, among Viatel, Inc., Morgan Stanley & Co., Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC (incorporated herein by reference to Exhibit 4.6 to the Company's 1998 Form S-4).

4.7 Conversion Shares Registration Rights Agreement, dated April 3, 1998, among Viatel, Inc., Morgan Stanley & Co., Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC (incorporated herein by reference to Exhibit 4.7 to the Company's 1998 Form S-4).

4.8 Purchase Agreement, dated April 3, 1998, among Viatel, Inc., Morgan Stanley & Co., Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc, ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC, as Initial Purchasers (incorporated herein by reference to Exhibit 4.8 to the Company's 1998 Form S-4).

10.16 Equipment Purchase Agreement, dated June 29, 1998, between Viatel, Inc. and Nortel PLC (incorporated herein by reference to Exhibit 10.16 to the Company's
          1998 Form S-4).**

10.17 Agreement of Lease, dated June 24, 1998, between 685 Acquisition LLC and Viatel, Inc., as amended by a letter agreement, dated July 27, 1998 (incorporated herein by reference to Exhibit 10.17 to the Company's 1998 Form S-4).

10.18     Lease,  dated June 23, 1998,  between VC Associates and
          Viatel  New  Jersey,  Inc.   (incorporated   herein  by
          reference to Exhibit 10.18 to the  Company's  1998 Form
          S-4).

27        Financial Data Schedule.

----------------
** Confidential treatment granted as to certain portions of this exhibit.