Form 10-Q
period 1998-09-30
VIATEL INC
filed 1998-11-17
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of November 12, 1998, 23,171,305 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                   September 30,
                                                                                        1998             December 31,
                                                                                    (Unaudited)              1997
                                                                                   -------------        -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 588,351,898        $  21,095,635
     Restricted cash equivalents                                                       1,842,010                 --
     Restricted marketable securities, current                                        49,221,516                 --
     Marketable securities, current                                                         --              3,499,691
     Trade accounts receivable, less allowance for doubtful accounts of
     $2,308,000 and $1,041,000, respectively                                          25,115,743           10,980,737
     Other receivables                                                                 7,065,595            6,505,875
     Prepaid expenses                                                                  1,055,356            1,347,814
                                                                                   -------------        -------------
                    Total current assets                                             672,652,118           43,429,752
                                                                                   -------------        -------------

Restricted marketable securities, non-current                                        111,030,004                 --
Marketable securities, non-current                                                          --             22,546,591
Property and equipment, net                                                          151,298,189           54,093,748
Intangible assets, net                                                                39,834,627            4,338,792
Other assets                                                                           1,720,565            2,400,315
                                                                                   -------------        -------------

                                                                                   $ 976,535,503        $ 126,809,198
                                                                                   =============        =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accrued telecommunications costs                                              $  22,994,155        $  16,899,194
     Accounts payable and other accrued expenses                                      20,544,465           14,991,472
     Property and equipment purchases payable                                         53,919,318              500,000
     Accrued interest                                                                 27,574,454                 --
     Current installments of notes payable and obligations
         under capital leases                                                          6,985,035            3,372,923
                                                                                   -------------        -------------
                    Total current liabilities                                        132,017,427           35,763,589
                                                                                   -------------        -------------
Long-term liabilities:
     Long term debt                                                                  885,923,696           89,854,612
     Notes payable and obligations under capital leases, excluding
        current installments                                                          13,850,884            8,254,682
     Equipment purchase obligation                                                          --              1,500,000
                                                                                   -------------        -------------
                    Total long-term liabilities                                      899,774,580           99,609,294

Series A Redeemable Convertible Preferred Stock, $.01 par value; Authorized
     718,042 Shares; issued and outstanding 449,965 and no shares, respectively       45,950,646                 --
                                                                                   -------------        -------------
Commitments and contingencies
Stockholders' deficiency:
     Preferred Stock, $.01 par value.  Authorized 281,958 shares, no shares
        issued and outstanding                                                              --                   --
     Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
        outstanding 23,171,305 and 22,635,267 shares, respectively                       231,713              226,353
     Additional paid-in capital                                                      128,306,554          125,661,323
     Unearned compensation                                                               (16,260)             (65,040)
     Accumulated other comprehensive loss                                             (4,200,906)          (5,356,474)
     Accumulated deficit                                                            (225,528,251)        (129,029,847)
                                                                                   -------------        -------------
                    Total stockholders' deficiency                                  (101,207,150)          (8,563,685)
                                                                                   -------------        -------------
                                                                                   $ 976,535,503        $ 126,809,198
                                                                                   =============        =============

           See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         For the Three Months Ended                 For the Nine Months Ended
                                                               September 30,                              September 30,
                                                     ----------------------------------        ----------------------------------
                                                          1998                 1997                 1998                  1997
                                                     -------------        -------------        -------------        -------------
Telecommunications revenue                           $  37,143,687        $  19,148,941        $  86,133,477        $  52,149,570
                                                     -------------        -------------        -------------        -------------

Operating Expenses:
  Cost of telecommunications services                   33,423,542           17,176,851           77,624,419           44,946,680
  Selling, general and administrative expenses          11,669,299            8,702,015           31,056,860           27,069,575
  Depreciation and amortization                          3,669,471            2,062,311           10,706,424            4,782,913
                                                     -------------        -------------        -------------        -------------
         Total operating expenses                       48,762,312           27,941,177          119,387,703           76,799,168
                                                     -------------        -------------        -------------        -------------

Other income (expense):
  Interest income                                       10,092,614              884,449           19,905,643            3,055,896
  Interest expense                                     (26,384,091)          (3,242,260)         (52,715,324)          (9,229,738)
                                                     -------------        -------------        -------------        -------------
Loss before extraordinary loss                         (27,910,102)         (11,150,047)         (66,063,907)         (30,823,440)
  Extraordinary loss on debt prepayment                       --                   --            (28,303,850)                --
                                                     -------------        -------------        -------------        -------------
Net loss                                               (27,910,102)         (11,150,047)         (94,367,757)         (30,823,440)
  Dividend on redeemable convertible
   preferred stock                                      (1,120,351)                --             (2,130,646)                --
                                                     -------------        -------------        -------------        -------------
Net loss applicable to common shareholders           $ (29,030,453)       $ (11,150,047)       $ (96,498,403)       $ (30,823,440)
                                                     =============        =============        =============        =============

Loss per common share before extraordinary
  item, basic and diluted                            $       (1.25)       $       (0.49)       $       (2.96)       $       (1.36)
Loss per common share from extraordinary item                 --                   --                  (1.23)                --
                                                     -------------        -------------        -------------        -------------
Net loss per common share applicable to
  common shareholders                                $       (1.25)       $       (0.49)       $       (4.19)       $       (1.36)
                                                     =============        =============        =============        =============
Weighted average common shares outstanding              23,156,881           22,634,081           23,012,777           22,615,028
                                                     =============        =============        =============        =============


          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                       ----------------------------------
                                                                                            1998                 1997
                                                                                       -------------        -------------
Cash flows from operating activities:
     Net loss                                                                          $ (94,367,757)       $ (30,823,440)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    10,706,424            4,782,913
         Accreted interest expense on long term debt                                      24,015,696            9,231,068
         Provision for losses on accounts receivable                                       3,149,109            1,685,547
         Extraordinary loss on debt prepayment                                            28,303,850                 --
         Earned compensation                                                                  48,780               48,780
     Changes in assets and liabilities:
         Increase in accounts receivable                                                 (17,505,109)          (4,928,760)
         Increase in accrued interest expense on Senior Notes                             27,311,899                 --
         Increase in prepaid expenses and other receivables                               (4,952,163)          (2,753,130)
         Increase in other assets and intangible assets                                     (363,533)            (731,682)
         Increase in accrued telecommunication costs, accounts payable
           and other accrued expenses                                                     10,152,393            2,794,235
                                                                                       -------------        -------------
                  Net cash used in operating activities                                  (13,500,411)         (20,694,469)
                                                                                       -------------        -------------

Cash flows from investing activities:
     Purchase of property, equipment and software                                        (33,994,378)         (24,080,901)
     Payment for business acquired excluding cash of $364,000                             (5,000,000)                --
     Purchase of marketable securities                                                  (144,457,733)         (47,096,017)
     Proceeds from maturity of marketable securities                                      34,775,794           19,881,351
                                                                                       -------------        -------------
                  Net cash used in investing activities                                 (148,676,317)         (51,295,567)
                                                                                       -------------        -------------

Cash flows from financing activities:
     Proceeds from issuance of long term debt                                            845,751,555                 --
     Proceeds from issuance of convertible preferred stock                                42,197,978                 --
     Repayment of senior discount notes                                                 (119,281,715)                --
     Deferred financing costs                                                            (31,547,345)                --
     Proceeds from issuance of Common Stock                                                  897,613              426,040
     Repayment of notes payable and bank credit line                                      (2,781,414)                --
     Payments under capital leases                                                        (4,610,275)            (456,553)
                                                                                       -------------        -------------
                  Net cash provided by (used in) financing activities                    730,626,397              (30,513)
                                                                                       -------------        -------------
Effects of exchange rate changes on cash                                                     648,604              (39,161)
                                                                                       -------------        -------------
Net increase (decrease) in cash equivalents                                              569,098,273          (72,059,710)
Cash and cash equivalents at beginning of period                                          21,095,635           75,796,102
                                                                                       -------------        -------------
Cash and cash equivalents at end of period                                             $ 590,193,908        $   3,736,392
                                                                                       =============        =============

Supplemental disclosures of cash flow information:
     Interest paid                                                                     $   1,705,133        $      86,670
                                                                                       =============        =============
     Equipment acquired under capital lease obligations                                $  16,000,000        $   1,122,000
                                                                                       =============        =============

           See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

            (Information as of September 30, 1998 and for the periods
                 ended September 30, 1998 and 1997 is unaudited)

(1)   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by Viatel, Inc. and subsidiaries (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the full year. Certain reclassifications have been made to the previous year's financial statements to conform to the current year's presentation.

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for year-end 1997. SFAS 128, which supersedes APB Opinion No. 15, "Earnings Per Share" was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Giving effect to SFAS 128,per share amounts for the three and nine months ended September 30, 1998 and 1997 were not different from EPS measured under APB No. 15.

      The Company had potentially dilutive common stock equivalents of 2,606,897 and 1,081,027 at September 30, 1998 and 1997, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

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

      Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in the year 2000. The Company has not yet determined the effects of the pronouncement.

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

      The amortized cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as available for sale as of September 30, 1998.

      The following is a summary of the fair value of restricted securities held to maturity at September 30, 1998:

      U.S. Treasury obligations                 $125,562,466
      German government obligations               34,689,054
                                                ------------
                          Total                 $160,251,520
                                                ============

      The fair value of restricted securities held to maturity at September 30, 1998 are shown below:

      Due within one year                   $49,221,516
      Due after one through two years        81,589,770
      Due after two years                    29,440,234
                                           ------------
                          Total            $160,251,520
                                           ============

      There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(3)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of:

                                                         September 30,     December 31,
                                                             1998             1997
                                                         ------------     ------------
      Communication system                               $ 58,031,344     $ 43,321,912
      Construction in progress                             73,381,702       10,093,614
      Fiber optic cable systems                            23,107,464        1,431,933
      Leasehold improvements                                4,419,694        3,254,515
      Furniture, equipment and other                       14,329,128        8,923,806
                                                         ------------     ------------
                                                          173,269,332       67,025,780
      Less accumulated depreciation and amortization       21,971,143       12,932,032
                                                         ------------     ------------
                                                         $151,298,189     $ 54,093,748
                                                         ============     ============

      At September 30, 1998, construction in progress primarily represents construction of the Circe pan-European network. At December 31, 1997, construction in progress represents a portion of the expansion of its European network.

(4)   INTANGIBLE ASSETS

      Intangible assets consist of the following as of:

                                                            September 30,     December 31,
                                                                1998              1997
                                                            -----------       -----------
      Deferred financing and registration fees              $31,547,345       $ 3,789,347
      Goodwill                                                8,744,364           474,065
      Acquired employee base and sales force in place              --           1,607,225
      Purchased software                                      1,962,053         1,493,546
      Other                                                   1,997,261           849,276
                                                            -----------       -----------
                                                             44,251,023         8,213,459
      Less accumulated amortization                           4,416,396         3,874,667
                                                            -----------       -----------
                                                            $39,834,627       $ 4,338,792
                                                            ===========       ===========

(5)   LONG TERM DEBT

     On April 8, 1998, the Company completed an offering of units consisting of senior notes or senior discount notes and shares of 10% Series A Redeemable Convertible Preferred Stock ("Series A Preferred"), $.01 par value per share, of the Company and units consisting of senior notes or senior discount notes and subordinated convertible debentures (the "Units Offering") through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Series A Preferred and the subordinated convertible debentures are mandatorily convertible in the event that the Company's common stock, $.01 par value (the "Common Stock") maintains certain specified prices during specified periods. A portion of the proceeds from the Units Offering were utilized by the Company to retire its 15% Senior Discount Notes due 2005 pursuant to a tender offer resulting in an extraordinary loss of $28.3 million. Additionally, a portion of the proceeds from the Units Offering were used to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the first six interest payments on the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the first six interest payments on the Deutschmark denominated senior notes issued in the Units Offering.

     The indentures pursuant to which the senior notes and the senior discount notes were issued contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with shareholders and affiliates and create liens on its assets. In addition, upon a change of control, the Company is required to make an offer to purchase the senior notes and the senior discount notes at a purchase price equal to 101% of the principal amount, in the case of the senior notes, and 101% of the accreted value of the notes, in the case of the senior discount notes. The indenture pursuant to which the subordinated convertible debentures were issued also requires that the Company offer to repurchase the debentures at 101% of the principal amount in the event of a change of control.

      Long term debt consists of the following as of:

                                                                        September 30,      December 31,
                                                                            1998               1997
                                                                        ------------       ------------
      11.25% Senior Notes                                               $400,000,000       $       --
      11.15% Senior Notes                                                106,612,362
      12.50% Senior Discount Notes, less discount of $211,680,418        288,319,582               --
      12.40% Senior Discount Notes, less discount of $56,972,637          78,389,125
      15% Senior discount notes, less discount of $30,845,388                   --           89,854,612
      10% Subordinated convertible debentures                             12,602,627               --
                                                                        ------------       ------------
                                                                        $885,923,696       $ 89,854,612
                                                                        ============       ============

                                       7

(6)   STOCK INCENTIVE PLAN

      The Amended Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to a maximum of 4,166,666 shares of the Common Stock.

      Stock option activity for the nine months ended September 30, 1998 under the Stock Incentive Plan is shown below:

                                                 WEIGHTED AVERAGE     NUMBER OF
                                                 EXERCISE PRICES       SHARES
                                                 ---------------     ----------
      Outstanding at January 1, 1998                  $7.40          1,052,200
      Granted                                          7.19          1,793,736
      Expired                                          5.05            (14,493)
      Forfeited                                        7.14            (63,508)
      Exercised                                        5.58           (161,038)
                                                      -----         ----------
      Outstanding at September 30, 1998               $7.39          2,606,897
                                                      =====         ==========

      As of September 30, 1998, 472,150 options were exercisable under the Stock Incentive Plan.

(7)    COMPREHENSIVE LOSS

                                                    For the Three Months Ended           For the Nine Months Ended
                                                          September 30,                        September 30,
                                                  ------------------------------      ------------------------------
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------
      Net loss applicable to common shareholders  $(29,030,453)     $(11,150,047)     $(96,498,403)     $(30,823,440)
      Foreign currency translation adjustment        1,020,517          (436,796)        1,155,568        (4,307,872)
                                                  ------------      ------------      ------------      ------------
      Comprehensive loss                          $(28,009,936)     $(11,586,843)     $(95,342,835)     $(35,131,312)
                                                  ============      ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in 1991, the Company has created an extensive commercial telecommunications network for voice and voice band data in Western Europe, which the Company believes is necessary to effectively render the services it offers and intends to offer. The Company currently operates one of the largest Pan-European networks, with international gateway switching centers in New York and London, which are connected by Company-owned digital fiber optic transmission facilities. The Company has developed an integrated digital, switch-based telecommunications network with thirty locations in Western Europe including ten switches and twenty points of presence ("POPs") connected by leased, digital fiber optic transmission facilities (together with the switches located at its international gateway switching center in London, the "European Network"). The European Network, together with the Company's switches located at its international gateway switching center in New York and POPs located within the United States is referred to as the "Viatel Network." The Company has invested heavily in developing the ability to provide long distance telecommunications services and in developing and expanding its market presence within Western Europe and in certain other countries in Latin America and Asia. The Company has also made substantial investments in software and back office operations and an administrative infrastructure.

         The Company believes that network ownership is critical to becoming a high quality, low-cost provider and creates the necessary platform to provide a full array of telecommunications products and services to customers. The Company has recently initiated a program to own or control key elements of its network infrastructure, including interests in fiber optic cable systems. By owning or controlling key elements of its network, the Company will be better able to control service offerings, quality and transmission and other operating costs. Ownership of network facilities is an essential element in the Company's expansion into additional broadband service offerings such as data products, including frame relay, Internet services, e-commerce and asynchronous transfer mode services.

         As part of the Company's strategy to own or control key elements of its network, the Company completed an offering of units consisting of senior notes or senior discount notes and shares of Series A Preferred Stock and units consisting of senior notes or senior discount notes and subordinated convertible debentures in April 1998 (the "Units Offering") through which it raised approximately $889.6 million of gross proceeds, a substantial portion of which are being used to construct three interconnected state-of-the-art fiber optic rings which will connect over thirty cities within the United Kingdom, France, Belgium, The Netherlands and Germany (the "Circe Network"). Each ring of the Circe Network, when completed, will be a high quality, high capacity, self-healing ring, utilizing advanced synchronous digital hierarchy and dense wave division multiplexing technologies. Each ring of the Circe Network is projected to significantly expand the Company's revenue opportunities by enabling it to (i) provide a broader range of products and services to retail customers, (ii) provide wholesale services to the large base of resellers that the Company expects will develop as deregulation continues in Western Europe and
(iii) capitalize on the growing demand for bandwidth intensive services in Europe.

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

         The Company will also incur selling, general and administrative expenses with respect to each ring of the Circe Network that will not be capitalized and will affect the Company's results of operations, particularly while each ring of the Circe Network are being designed and built and placed into service in 1999 and 2000 and will incur additional operating and maintenance expenses once each ring of the Circe Network is operational. As a result of financing each ring of the Circe Network with debt, the Company will capitalize the portion of the interest incurred that relates to each ring of the Circe Network until it is placed in service and will incur increases in interest expense thereafter.

RESULTS OF OPERATIONS

         The following table summarizes the breakdown of the Company's results of operations as a percentage of telecommunications revenue:

                                                           For the Three         For the Nine
                                                           Months Ended          Months Ended
                                                           September 30,         September 30,
                                                         ----------------      ----------------
                                                          1998       1997       1998      1997
                                                         -----      -----      -----      -----
      Telecommunications revenue                         100.0%     100.0%     100.0%     100.0%
      Cost of telecommunications services                 90.0%      89.7%      90.1%      86.2%
      Selling, general and administrative expenses        31.4%      45.4%      36.1%      51.9%
      Depreciation and amortization                        9.9%      10.8%      12.4%       9.2%
      EBITDA loss (1)                                     21.4%      35.1%      26.2%      38.1%

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 94.0% to $37.1 million on 113.2 million billable minutes for the three months ended September 30, 1998 from $19.1 million on 40.4 million billable minutes for the three months ended September 30, 1997. Telecommunications revenue growth for the third quarter of 1998 was generated primarily from increased European traffic and growth in the Company's carrier business which was partially offset by decreased revenue from the Company's Pacific Rim and Latin American operations.

          The overall increase of 180.0% in billable minutes from the third quarter of 1997 to the third quarter of 1998 was partially offset by declining revenue per billable minute, as revenue per billable minute declined by 29.8% to $.33 in the third quarter of 1998 from $.47 in the third quarter of 1997, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic and (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain Incumbent Telecommunications Operators ("ITOs") and other carriers in many of the Company's markets. See "- Cost of Telecommunications Services."

         Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 39.8% of total telecommunications revenue for the three months ended September 30, 1998, compared to 69.1% for the three months ended September 30, 1997, decreased 45.3% to $.35 in the third quarter of 1998 from $.64 in the third quarter of 1997. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers increased to $.31 in the third quarter of 1998 from $.29 in the third quarter of 1997 due primarily to changes in traffic mix. The number of contracted customers billed declined 32.7% to 15,444 (excluding dial-around customers) at September 30, 1998 from 22,940 at September 30, 1997. This decline in contracted customers billed is primarily attributable to the Company's Pacific Rim operations where the number of customers billed declined 91.9% to 559 at September 30, 1998 from 6,873 at September 30, 1997, representing a net loss of 6,314 customers, as a result of the Asian economic crisis.

         During the third quarter of 1998, approximately 43.7% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 43.2% of the Company's telecommunications revenue during the third quarter of 1997. Telecommunications revenue from Latin America represented approximately 10.0% of the Company's telecommunications revenue during the three months ended September 30, 1998 compared to approximately 21.1% of the Company's telecommunications revenue during the three months ended September 30, 1997. Telecommunications revenue from the Pacific Rim represented approximately 0.9% of the Company's telecommunications revenue during the three months ended September 30, 1998 as compared to approximately 11.9% of the Company's telecommunications revenue during the three months ended September 30, 1997.

         During the third quarter of 1998 as compared to the third quarter of 1997, the Company has significantly increased its carrier business (through which it sells switched minutes, private lines and ports to carriers, Internet Service Providers ("ISPs") and other resellers at discounted rates). The carrier business has enabled the Company to recover partially the costs associated with increased capacity in advance of demand within retail markets. Such economy of scale has allowed the Company to use its network more profitably for network originations and terminations within Europe. The carrier business represented approximately 60.2% of total telecommunications revenue and approximately 63.1% of billable minutes for the three months ended September 30, 1998 as compared to approximately 30.9% of total telecommunications revenue and approximately 49.8% of billable minutes for the three months ended September 30, 1997. The increase in telecommunications revenue derived from carriers and other resellers represents an increase of approximately 277.7% over the corresponding period in 1997 and is partially attributable to the acquisition of Flat Rate Communications, Inc., a long distance telecommunications reseller, on February 27, 1998 (the "Flat Rate acquisition").

         COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $33.4 million in the third quarter of 1998 from $17.2 million in the third quarter of 1997 and, as a percentage of telecommunications revenue, increased to approximately 90.0% from approximately 89.7% for the three months ended September 30, 1998 and 1997, respectively. The Company's gross margin remained relatively constant, as a percentage of telecommunications revenue, at 10.0% for the three months ended September 30, 1998 as compared to 10.3% for the three months ended September 30, 1997. This slight decrease was primarily due to (i) decreased revenue per minute (resulting from price competition and foreign currency fluctuations) which was not offset by corresponding decreases in infrastructure costs, (ii) increased sales to carrier customers (which generate substantially lower margins), and (iii) an increase in intra-European and national long distance traffic compared to higher margin international traffic. This decrease in gross margin, as a percentage of revenue, is one of the principal reasons the Company initiated a strategy to own key elements of its network infrastructure. Although it did not decrease as fast as revenues per minute, the Company's average cost per billable minute decreased to $.30 during the three months ended September 30, 1998 from $.42 during the three months ended September 30, 1997, a 28.6% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to increased traffic being routed through the European Network and increased switched minutes generated by the Company's carrier business, both of which increased the utilization of fixed cost leased lines. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

         Cost of telecommunications services increased in the three months ended September 30, 1998 in part because of the relatively high cost of leased infrastructure related to increasing the Viatel Network's transmission capacity. These costs are expected to decrease as a percentage of telecommunications revenue as the Company continues its efforts to convert from leased to owned capacity. From September 30, 1997 to September 30, 1998, the Company increased its private line circuits capacity and, as a result, costs for private line circuits increased to approximately $4.5 million for the three months ended September 30, 1998 (approximately 12.0% of telecommunications revenue) from approximately $2.6 million for the three months ended September 30, 1997 (approximately 13.7% of telecommunications revenue).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $11.7 million in the three months ended September 30, 1998 from $8.7 million in the three months ended September 30, 1997 and, as a percentage of telecommunications revenue, decreased to approximately 31.4% in the three months ended September 30, 1998 from approximately 45.4% in the corresponding period in 1997. Much of these expenses are attributable to overhead costs associated with the Company's headquarters, back office and network operations as well as maintaining a physical presence in seventeen different jurisdictions. The Company expects to incur additional expenses as it continues to invest in operating infrastructure and actively markets its products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 48.4% and 54.4% for the three months ended September 30, 1998 and 1997, respectively. Advertising and promotion expenses, as a percentage of total selling, general and administrative expenses, were approximately 3.3% and 0.5% for the three months ended September 30, 1998 and 1997, respectively.

          EBITDA LOSS. EBITDA loss increased to $7.9 million for the three months ended September 30, 1998 from $6.7 million for the three months ended September 30, 1997. As a percentage of telecommunications revenue, EBITDA loss decreased to approximately 21.4% in the third quarter of 1998 from approximately 35.1% in the third quarter of 1997. These losses resulted from lower gross margins as a percentage of telecommunications revenue due to the relatively high cost of intra-European leased lines which was compounded by price reductions implemented by certain ITOs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Viatel Network, increased to approximately $3.7 million in the three months ended September 30, 1998 from approximately $2.1 million in the three months ended September 30, 1997. The increase was due primarily to (i) the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997 and the first nine months of 1998 and (ii) the amortization of goodwill associated with the Flat Rate acquisition. Depreciation expense will increase substantially as each of the rings of the Circe Network become operational.

         INTEREST. Interest expense increased to approximately $26.4 million in the three months ended September 30, 1998 from approximately $3.2 million in the three months ended September 30, 1997 primarily as a result of the Units Offering. Interest income increased to approximately $10.1 million for the three months ended September 30, 1998 from approximately $.9 million in the three months ended September 30, 1997 primarily as a result of the interim investment of the net proceeds from the Units Offering.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         TELECOMMUNICATIONS REVENUE. Telecommunications revenue increased by 65.2% to $86.1 million on 248.9 million billable minutes for the nine months ended September 30, 1998 from $52.1 million on 99.4 million billable minutes for the nine months ended September 30, 1997. Telecommunications revenue growth for the first nine months of 1998 was generated primarily from increased European traffic and growth in the Company's carrier business which was partially offset by decreased traffic from the Company's Pacific Rim and Latin American operations.

         The overall increase of 150.5% in billable minutes from the first nine months of 1997 to the first nine months of 1998 was partially offset by declining revenue per billable minute, as revenue per billable minute declined by 34.6% to $.34 in the first nine months of 1998 from $.52 in the first nine months of 1997, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic from the European Network as compared to intercontinental traffic, (ii) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (iii) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain ITOs and other carriers in many of the Company's markets and (iv) foreign currency fluctuations.

         Telecommunications revenue per billable minute from the sale of services to retail customers, which represented 45.0% of total telecommunications revenue for the nine months ended September 30, 1998, compared to 74.0% for the nine months ended September 30, 1997, decreased 41.7% to $0.42 in the first nine months of 1998 from $.72 in the first nine months of 1997. Telecommunications revenue per billable minute from the sale of services to carriers and other resellers increased to $.30 in the first nine months of 1998 as compared to $.28 in the first nine months of 1997 due primarily to changes in traffic mix.

         During the first nine months of 1998, approximately 47.4% of the Company's telecommunications revenue was generated in Western Europe as compared to approximately 40.4% of the Company's telecommunications revenue during the first nine months of 1997. Telecommunications revenue from Latin America represented approximately 13.0% of the Company's telecommunications revenue during the nine months ended September 30, 1998 as compared to approximately 23.4% of the Company's telecommunications revenue during the nine months ended September 30, 1997. Telecommunications revenue from the Pacific Rim represented approximately 1.6% of the Company's telecommunications revenue during the nine months ended September 30, 1998 as compared to approximately 12.8% of the Company's telecommunications revenue during the nine months ended September 30, 1997.

         The carrier business represented approximately 55.0% of total telecommunications revenue and approximately 63.2% of billable minutes for the nine months ended September 30, 1998 as compared to approximately 26.0% of total telecommunications revenue and approximately 46.4% of billable minutes for the nine months ended September 30, 1997. The increase in telecommunications revenue derived from carriers and other resellers represents an increase of approximately 249.0% over the corresponding period in 1997 and is partially attributable to the Flat Rate acquisition.

         COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased to $77.6 million in the first nine months of 1998 from $44.9 million in the first nine months of 1997 and, as a percentage of telecommunications revenue, increased to approximately 90.1% from approximately 86.2% for the nine months ended September 30, 1998 and 1997, respectively. The Company's gross margin, as a percentage of revenue, decreased to 9.9% for the nine months ended September 30, 1998 from 13.8% for the nine months ended September 30, 1997. This decrease was primarily due to (i) decreased revenue per minute (resulting from price competition and foreign currency fluctuations) which was not offset by corresponding decreases in infrastructure costs, (ii) increased sales to carrier customers (which generate substantially lower margins), and (iii) an increase in intra-European and national long distance traffic compared to higher margin international traffic. Although it did not decrease as fast as revenues per minute, the Company's average cost per billable minute decreased to $.31 during the nine months ended September 30, 1998 from $.45 during the nine months ended September 30, 1997, a 31.1% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to increased traffic being routed through the European Network and increased switched minutes generated by the Company's carrier business, both of which increased the utilization of fixed cost leased lines. Increased European Network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

         Cost of telecommunications services increased in the nine months ended September 30, 1998 in part because of the relatively high cost of leased infrastructure related to increasing the Viatel Network's transmission capacity. Costs for private line circuits increased to approximately $11.9 million for the nine months ended September 30, 1998 (approximately 13.8% of telecommunications revenue) from approximately $6.8 million for the nine months ended September 30, 1997 (approximately 13.1% of telecommunications revenue).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $31.1 million in the nine months ended September 30, 1998 from $27.1 million in the nine months ended September 30, 1997 and, as a percentage of telecommunications revenue, decreased to approximately 36.1% in the nine months ended September 30, 1998 from approximately 51.9% in the corresponding period in 1997. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 49.3% and 52.7% for the nine months ended September 30, 1998 and 1997, respectively. Advertising and promotion expenses, as a percentage of total selling, general and administrative expenses, were approximately 2.7% and 1.5% for the nine months ended September 30, 1998 and 1997, respectively.

         EBITDA LOSS. EBITDA loss increased to $22.5 million for the nine months ended September 30, 1998 from $19.9 million for the nine months ended September 30, 1997. As a percentage of telecommunications revenue, EBITDA loss decreased to approximately 26.2% in the first nine months of 1998 from approximately 38.1% in the first nine months of 1997. These losses resulted from lower gross margins as a percentage of telecommunications revenue due to the relatively high cost of intra-European leased lines which was compounded by price reductions implemented by certain ITOs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to approximately $10.7 million in the nine months ended September 30, 1998 from approximately $4.8 million in the nine months ended September 30, 1997. The increase was due primarily to (i) the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997 and the first nine months of 1998 and (ii) the amortization of goodwill associated with the Flat Rate acquisition. Depreciation expense will increase substantially as each of the rings of the Circe Network become operational.

         INTEREST. Interest expense increased to approximately $52.7 million in the nine months ended September 30, 1998 from approximately $9.2 million in the nine months ended September 30, 1997 primarily as a result of the Units Offering. Interest income increased to approximately $19.9 million for the nine months ended September 30, 1998 from approximately $3.1 million in the nine months ended September 30, 1997 primarily as a result of the interim investment of the net proceeds from the Units Offering.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred losses from operating activities in each year of operations since its inception and expects to continue to incur operating and net losses for the next several years. Since inception, the Company has utilized cash provided by financing activities to fund operating losses and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. As of September 30, 1998, the Company had $588.4 million of cash, cash equivalents and other liquid investments and $162.1 million of restricted cash equivalents and other restricted investments.

         On April 8, 1998, the Company completed the Units Offering through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company believes that the net proceeds from the Units Offering, together with project financing, equipment financing and the sale of capacity on the Circe Network will provide sufficient funds for the Company to expand its business as planned and to fund operating losses for at least the next 15 to 21 months. To date, the Company has used certain of the net proceeds from the Units Offering to (i) finance a tender offer for its senior discount notes issued in 1994 and (ii) to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the interest on the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the interest on the Deutschmark denominated senior notes issued in the Units Offering. The Company intends to use the remaining net proceeds to fund a portion of the construction and operational start-up of the Circe Network, to fund other capital expenditures and for general corporate and working capital purposes.

         CAPITAL EXPENDITURES; COMMITMENTS. The development of the Company's business has required substantial capital expenditures. During the nine months ended September 30, 1998, the Company had capital expenditures of approximately $103.9 million. The Company has or intends to enter into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating $200 to $500 million during 1998 and 1999. In addition, the Company has minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.8 million for 1998.

         FOREIGN CURRENCY. The Company has exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of its telecommunications revenue in the local European currency in countries where the local currency is relatively stable while many of its obligations, including a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, the Company bills in U.S. Dollars. For the nine months ended September 30, 1998, approximately 40.9% of the Company's telecommunications revenue was billed in various European currencies. Debt service on certain of the notes issued in the Units Offering are payable in German Deutschmarks (in Euros after January 1, 1999). Substantially all of the costs of acquisition and upgrade of the Company's switches have been, and are expected to continue to be, U.S. Dollar denominated transactions, however, a substantial portion of the costs to construct the Circe Network will be denominated in various European currencies, including the Euro. All of the European currencies in which the Company does business are expected to converge as part of the European Monetary Union, with the exception of the British Pound Sterling.

         With the continued expansion of the European Network, a substantial portion of the costs associated with the European Network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Deutschmark (Euro after January 1, 1999) denominated notes, will be charged to the Company in the same currencies as revenue is billed. These developments create a natural hedge against a portion of the Company's foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from telecommunications revenue that was billed in local currencies. Consequently, the Company's financial position as of September 30, 1998 and its results of operations for the three and nine months ended September 30, 1998 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

YEAR 2000

          The Year 2000 ("Y2K") issue is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, such date sensitive computer programs, microprocessors and embedded systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions in operations.

         In an effort to assess its Y2K state of readiness, during 1997 the Company began performing a complete inventory assessment of all of its information technology and non-information technology systems, the vast majority of which have either been developed or purchased by the Company within the past four years. Based on its review to date, the Company believes that the vast majority of its existing systems are Y2K compliant. However, there can be no assurance until the year 2000 occurs that such is the case. With regard to systems which are not currently Y2K compliant, the Company is actively replacing such systems to ensure the Company's ability to continue to meet its internal needs and the requirements of its customers. The Company currently anticipates that the upgrade or modification of such non-compliant systems will be completed during the first half of 1999. In addition, with respect to all new software and hardware purchases, the Company requires that the proposed vendor certify that its product is Y2K compliant.

          The Company has initiated formal communications with the key carriers and other vendors on which the Company's operations and infrastructure are dependent to determine the extent to which the Company is susceptible to a failure resulting from such third parties' inability to remediate their own Y2K issues. There can be no assurance that the carriers and other vendors on which the Company's operations and infrastructure rely are or will be Y2K compliant in a timely manner. Interruptions in the services provided to the Company by these third parties could result in disruptions in the Company's services. Depending upon the extent and duration of any such disruptions and the specific services affected, such disruptions could have a material adverse affect on the Company's business, financial condition and results of operations.

         In addition, disruptions in the economy generally resulting from the Y2K issue could also have a material adverse affect on the Company. The Company could be subject to litigation resulting from any disruption in its services. The amount and potential liability or lost revenue cannot be reasonably estimated at this time.

EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") are scheduled to establish fixed irrevocable conversion rates between their existing sovereign currencies and a single currency called the Euro. The sovereign currencies are scheduled to remain legal tender as denominations of the Euro during a transition period from January 1, 1999 to January 1, 2002.

         The Company has completed an internal analysis regarding business and systems issues related to the Euro conversion and, as a result, is in the process of making necessary modifications to its business processes and software applications. Once the modifications are completed, the Company will be able to conduct business in both Euro and sovereign currencies on a parallel basis, as required by the EU.

         The Company believes that the Euro conversion will not have a significant impact on its business strategy in Europe. The costs to convert all systems to be Euro compliant will not have a significant impact on the Company's results of operations.

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

                    Not Applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

                   None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                   The Company held its Annual Meeting of Stockholders on September 10, 1998. Proposals presented for a stockholder vote were (i) the election of two Class B Directors, (ii) the approval of an amendment to the Company's Amended Stock Incentive Plan, (iii) the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation and (iv) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year 1998.

                   Each of the incumbent Class B directors nominated by the Company were elected with the following voting results:

                                                       VOTES           VOTES
                                                        FOR           WITHHELD
                                                        ---           --------

                           Francis J. Mount          17,862,241        495,458
                           Paul G. Pizzani           17,867,640        490,059

                  An Amendment to the Company's Amended Stock Incentive Plan was approved with the following voting results:

                               VOTES               VOTES
                               CAST                CAST
                               FOR                AGAINST          ABSTENTIONS
                               ---                -------          -----------

                            10,181,371           5,160,984           104,022

                  An Amendment to the Company's Amended and Restated Certificate of Incorporation was approved with the following voting results:

                               VOTES               VOTES
                               CAST                CAST
                               FOR                AGAINST          ABSTENTIONS
                               ---                -------          -----------

                            12,102,861           3,240,980           102,536

                  The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year 1998 was approved with the following voting results:

                               VOTES               VOTES
                               CAST                CAST
                               FOR                AGAINST          ABSTENTIONS
                               ---                -------          -----------

                            18,308,172            32,350              17,150

ITEM 5.      OTHER INFORMATION.

                   None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


   (A)       EXHIBITS.

               4.9 Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation.

               4.10 Amended Stock Incentive Plan

               27   Financial Data Schedule.

   (B)       REPORTS ON FORM 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIATEL, INC.



                                 By:     /s/ Michael J. Mahoney
                                         ----------------------------------
                                         Michael J. Mahoney
                                         President and Chief Executive Officer


                                 By:     /s/  Allan L. Shaw
                                         ----------------------------------
                                         Allan L. Shaw
                                         Senior Vice President, Finance and
                                         Chief Financial Officer


Date:  November 13, 1998

                                  EXHIBIT INDEX


                                                                    SEQUENTIALLY
NO.                         DESCRIPTION                            NUMBERED PAGE
---                         -----------                            -------------

4.9               Certificate of Amendment to the Company's
                  Amended and Restated Certificate of
                  Incorporation.

4.10              Amended Stock Incentive Plan.

27                Financial Data Schedule.