Form 10-K
period 1998-12-31
VIATEL INC
filed 1999-04-01
CIK 945771

------------------------------------------------------------------------------

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER : 000-21261

                                  VIATEL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                             13-3787366
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  685 THIRD AVENUE, NEW YORK, NEW YORK                 10017
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 12, 1999 WAS APPROXIMATELY $441,580,321. AS OF MARCH 12, 1999, 23,185,765 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE.  NONE.
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                          PAGE

PART I....................................................................  1

  ITEM 1.     BUSINESS....................................................  1
              Overview....................................................  1
              Market Opportunities........................................  2
              Business Strategy...........................................  3
              Services Currently Offered..................................  5
              The Viatel Network..........................................  6
              Circe Network...............................................  8
              Sales and Marketing; Customers..............................  9
              Information Systems........................................  10
              Carrier Contracts..........................................  11
              Competition................................................  11
              Government Regulation......................................  12
              Employees..................................................  19

  ITEM 2.     PROPERTIES.................................................  19

  ITEM 3.     LEGAL PROCEEDINGS..........................................  19

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  19

PART II..................................................................  20

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................  20

  ITEM 6.     SELECTED FINANCIAL DATA....................................  20

  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................  23

  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISKS...............................................  44

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  45

  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................  65

PART III.................................................................  65

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........  65

  ITEM 11.   EXECUTIVE COMPENSATION......................................  69

  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT. .....................................  73

  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  75

PART IV..................................................................  75

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K........................................  75

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS CONTAINED HEREIN WHICH EXPRESS "BELIEF," "ANTICIPATION," "EXPECTATION," OR "INTENTION" OR ANY OTHER PROJECTION, INCLUDING STATEMENTS CONCERNING THE DESIGN, CONFIGURATION, FEATURE AND PERFORMANCE OF OUR NETWORK AND RELATED SERVICES, THE DEVELOPMENT AND EXPANSION OF OUR BUSINESS, THE MARKETS IN WHICH OUR SERVICES ARE OR WILL BE OFFERED, CAPITAL EXPENDITURES AND REGULATORY REFORM, INSOFAR AS THEY MAY APPLY PROSPECTIVELY AND ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."


                                     PART I

ITEM 1.   BUSINESS.

OVERVIEW

         We are a rapidly growing international communications company providing high quality, competitively priced, long distance communication and data services, to end users, carriers and resellers. Our revenue has grown from $32.3 million in 1995 to $135.2 million in 1998, and today we have direct sales forces in twelve Western European cities and an indirect sales force in more than 180 locations in Western Europe.

          To capitalize on the opportunities presented by full deregulation of the telecommunications industry in Western Europe, we established an early presence and sought aggressively to acquire (1) licenses, (2) interconnection and (3) infrastructure. Today, we have licenses in each of Belgium, France, Germany, The Netherlands and the United Kingdom and interconnection with each incumbent telecommunications operator in these countries. We also have licenses in each of Italy, Spain and Switzerland where we expect to obtain interconnection during the fourth quarter of 1999.

          We recently completed construction of the first ring of our fiber optic network which connects, among other cities, London, Paris, Brussels, Antwerp, Rotterdam and Amsterdam. Construction activity has also commenced on a second ring which will connect Paris, Nancy, Strasbourg, Frankfurt, Koln, Dusseldorf, Essen and Amsterdam, and a third ring which will connect Essen, Hamburg, Berlin, Dresden, Leipzig, Nurnberg, Munich, Stuttgart and Frankfurt. The proceeds from the sale of our recent debt offering will be used to construct two additional fiber optic rings, our fourth and fifth rings. Ring four will connect cities in southern France to portions of rings one and two. Ring five will connect ring four with our network being constructed in Germany by way of Switzerland. These five rings, which will encompass more than 7,500 route kilometers, will comprise the "Circe Network."

          We currently operate one of Europe's largest pan-European networks, with points of presence in approximately 37 cities. We believe that control of network infrastructure is critical to becoming a high quality, low-cost provider of communications services because it will enable us to better manage service offerings, quality of transmission and costs. Accordingly, we commenced construction of the first ring of the Circe Network in 1998 and are currently in the process of migrating from a network composed of international and domestic leased circuits to a network composed primarily of owned fiber.

          We believe, and our experience to date has indicated, that demand from end users, carriers and other communications companies for high quality transmission capacity in Europe will increase over the next several years due to fundamental changes in the communications industry brought about by regulatory and technical improvements. We also believe that cost effective transmission capacity in Europe will allow new capacity intensive applications to be created which will fuel the need for additional capacity. The Circe Network should allow us to meet this increased demand by providing abundant transmission capacity for:

          o continued growth in our existing long distance voice service business,

          o additional provision of wholesale services to the large base of resellers that are developing as deregulation continues in Western Europe,

          o Internet, electronic-commerce, multi-media and video services and other new technologies and applications, and

          o asynchronous transfer mode, frame relay, Internet protocol and other high speed data transmission services.

         As part of our strategy to capture a share of the rapidly growing data market, we recently entered into an arrangement with Lucent Technologies pursuant to which Lucent Technologies is installing asynchronous transfer mode backbone network equipment. This backbone equipment will enable us to provide Internet protocol, frame relay and asynchronous transfer mode services to our customers. Lucent Technologies has agreed to cooperate with us in developing marketing strategies to promote our data services, to train our personnel and to assist us in achieving network-to-network interfaces with certain specified carriers. In exchange, we have agreed to allow Lucent Technologies to use the Circe Network to beta test newly developed products intended for Europe.

         We believe that our data network, which is scheduled to be commercially operable in the third quarter of 1999, will allow us to provide packet switched voice, video conferencing, private intranets and dedicated Internet protocol transport over an integrated platform and offer end users high capacity, speed and reliability. By engineering the Circe Network to integrate voice, data and multimedia services over a variety of protocols, we expect to obtain a relatively low cost basis for provisioning our services.

MARKET OPPORTUNITIES

         International telecommunications is one of the fastest growing segments of the long distance industry, having experienced a compounded growth in total minutes of 15.5% per annum from 1988 to 1997. In 1997, according to industry sources, the European international long distance market for voice services was the largest in the world, with approximately 29.6 billion minutes or 43% of international calling volume originating in Europe. A substantial portion of the traffic originating in Europe terminates in Europe or the United States where we have international gateway switches.

                         INTERNATIONAL TRAFFIC PATTERNS


                                    1997                   DESTINATION
                              OUTGOING MINUTES   EUROPE*       USA        OTHER
                              ----------------   ------        ---        ------
                                (in millions)
  United Kingdom.............       5,800           52%         13%         35%
  Germany....................       5,333           52           6          42
  France.....................       3,545           64           6          30
  Italy......................       2,352           57          11          32
  Switzerland................       2,164           70           4          26
  Netherlands................       1,535           75           6          19
  Belgium....................       1,228           85           4          11
  Spain......................       1,025           70           5          25

------------------
*  Europe-EU member states and Switzerland.
Source:  TeleGeography 1999.

         In 1997, the market for total domestic and international long distance in the Western European countries in which we operate represented approximately $104.3 billion, with $87.4 billion representing national long distance and approximately $16.9 billion representing international long distance (Source:
"The European Telecommunications Fact File 1998"). In many European Union member states, the ability to provide telecommunications services was liberalized on January 1, 1998. We believe that regulatory liberalization in Western Europe and technological advancements eventually will lead to market developments similar to those that have occurred in the United States and the United Kingdom following deregulation, including an increase in both international and national traffic volume, reduced prices, increased service offerings and the emergence of new entrants. By 1997, new entrants had amassed approximately 56.4% of the United States international long distance market, from approximately 2.7% in 1985. (Source: FCC Common Carrier Bureau). In addition, from 1991 to July 1998 the number of licensed long distance competitors in the United Kingdom grew from 2 to 144 (Source: TeleGeography 1999).

         We believe there continues to be a shortage of cross-border capacity in Europe. Most infrastructure in Europe is owned and operated by the incumbent telecommunications operator. Under the traditional system of carrying cross-border telecommunications traffic in Europe, the incumbent telecommunications operators did not develop end-to-end cross-border circuits, but rather connected their national networks with other carriers at the border pursuant to bilateral agreements. We believe the system of bilateralism resulted in a serious shortage of cross-border capacity in Europe. We also believe that cost effective transmission capacity in Europe will allow new capacity intensive applications to be created which will fuel the need for additional capacity.

         There are currently three private systems carrying cross-border traffic in operation, the Ulysses cable system, which is owned by MCI WorldCom, the Hermes Europe Railtel cable system and the KPN/Qwest cable system. The Ulysses and KPN/Quest networks connect London, Amsterdam, Brussels, Paris and Frankfurt. Hermes connects London, Rotterdam, Amsterdam, Antwerp, Brussels, Paris, Dusseldorf and Frankfurt. In addition, Level 3 Communications, British Telecom, Global Crossing and Colt Telecom Group have announced their plans to construct fiber optic networks in Europe. Cable & Wireless has also announced its intention to invest significant resources in European telecommunications facilities and other companies, such as Global One, have announced their intention to continue to focus on the European telecommunications market. We believe that the Circe Network will provide a valuable opportunity to market capacity to other carriers and new entrants on an attractive cost-efficient indefeasible right-of-use or long-term lease basis.

         We believe that a substantial part of the capacity on existing routes has a number of deficiencies including (1) high costs, (2) lack of end-to-end quality control, (3) limited availability of capacity, (4) long lead times for provisioning, (5) lack of redundancy and (6) long delays for restoration. While there have been significant reductions in leased line costs as a result of deregulation, these deficiencies are exacerbated by the increase in demand for capacity from new entrants, thereby resulting in artificially and significantly higher costs. We believe there is a significant opportunity to provide high quality, cost-effective capacity to new entrants.

BUSINESS STRATEGY

         Our strategy is to become a fully integrated communications company that is well positioned to take advantage of growth opportunities in the European communications industry. We believe that we can accomplish this goal by becoming a low-cost provider of services through the ownership of key network infrastructure. The key elements of our strategy include:

          o    CAPITALIZE ON LARGE DEREGULATING EUROPEAN MARKETS

         Our principal focus is on exploiting both international and national long distance opportunities presented by rapidly deregulating European markets. In 1997, according to industry sources, the European international long distance market for voice services was the largest in the world, with approximately 35 billion minutes of use. According to industry sources, Europe's volume of international minutes grew approximately 12% from 1996 to 1997. Industry sources estimate the European wholesale and retail market for all Internet services was $1.9 billion in revenue for 1997.

          o    LEVERAGE  ESTABLISHED  MARKET  PRESENCE  AND  LOCAL  DISTRIBUTION
               NETWORK

         We established an early presence in Western Europe to capitalize on the opportunities presented by deregulation of the telecommunications industry. As a result, we gained substantial experience in the operational, technical, financial and logistical issues involved in building a network and sales force in Western Europe. To date, we have established sales offices in twelve Western European cities and have established indirect sales offices, through arrangements with independent sales representatives and telemarketing agents, in more than 180 locations in Western Europe. We believe that we are well positioned to further capitalize on market opportunities in Western Europe, enhance our sales force and operations and add products and services as telecommunications markets continue to deregulate.

          o    LEVERAGE CIRCE NETWORK THROUGH RESELLERS AND CARRIERS

         To efficiently use capacity on our network, we sell switched minutes to wholesale customers and other resellers in the United States and the United Kingdom. In addition, we intend to sell switched minutes as well as capacity on each ring of the Circe Network to resellers and carriers. The sale of switched minutes allows us to more fully utilize our network and generate revenue. While we are constructing the Circe Network primarily for our own use, we also intend to opportunistically sell excess capacity on the network thus reducing our construction costs associated with the Circe Network.

          o    FOCUS ON END USERS

         We have established a customer base of small and medium-sized businesses to which we currently sell long distance voice services. Carrier preselection, scheduled for the year 2000 for most countries in the European Union, will further facilitate our ability to offer our services to end users at economical prices. The Circe Network (1) allows us to reduce our transport and interconnection costs and (2) enhances our ability to sell competitively priced services to end users, particularly businesses requiring multiple points of presence and significant capacity.

          o    OFFER A COMPREHENSIVE RANGE OF COMMUNICATION SERVICES

         Historically, we only offered voice and value-added services such as facsimile transmission. The Circe Network will significantly expand our ability to meet the growing demand for data services and to offer a comprehensive range of such services including Internet access and transmission, frame relay, asynchronous transfer mode and Internet protocol services, as well as private line, managed capacity and data center co-location services. All of these services are extremely capacity intensive and until recently the high cost of leased transmission capacity made it uneconomical to offer such services. Network infrastructure ownership will facilitate our ability to provide these services and new applications which may be developed in the future that are expected to drive growth for additional high quality capacity. We expect to begin offering data services by the end of 1999.

          o    BECOME A LOW COST PROVIDER OF COMMUNICATIONS SERVICES

         We believe that it is critical to control key elements of our network in order to be a low-cost provider of bundled communications services. The ownership of these key elements will enable us to manage service offerings, quality of transmission and costs. As part of our decision to own key portions of our network, we (1) have invested in points of presence and switches, (2) are in the process of constructing the Circe Network, and (3) have purchased capacity or minimum investment units in digital fiber optic cable systems in and between Western Europe and the U.S. The Circe Network's technologically advanced fiber and transmission electronics are expected to provide lower installation, operating and maintenance costs than older fiber optic systems generally in commercial use today and are also significantly more scalable.

          o    PURSUE ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

         To date, our growth primarily has been internally generated and managed. In addition to systematically expanding through internal growth, we intend to expand our services and network capabilities through acquisitions, investments and strategic alliances. We believe that acquisitions, investments and strategic alliances are an important means of increasing network traffic volume and achieving lower termination costs and desired economies of scale.

SERVICES CURRENTLY OFFERED

         We currently provide competitively priced long distance services with value-added features that typically have not been provided by the respective incumbent telecommunications operator in many of the countries in which we operate. The products and services include switched and dedicated long distance, 800 services, calling cards, domestic and international private line, debit cards, conference calling, advanced billing systems, enhanced fax and data connections and facilities management. We are actively exploring the provision of new services including Internet access, web hosting, asynchronous transfer mode and frame relay services, the provision and management of intranets and virtual private networks and video conferencing. We recently entered into an arrangement with Lucent Technologies to facilitate the provision of these services in the future. See "-- The Viatel Network."

         Viatel's principal services include:

         VIADIRECT - a service permitting domestic and international calling to more than 230 countries and territories through interconnect switched access. This service is currently marketed exclusively in Belgium, France, Germany, The Netherlands and the United Kingdom where we have full interconnection and a national operator's license. In addition, preselection, limiting the requirement to dial carrier selection codes, is available in Germany.

         VIADIRECT PLUS - provides dedicated access via a leased line from the customer to our network, permitting calling without dialing access or location codes.

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

         VIAISDNFAX - permits domestic and international facsimile transmission to more than 230 countries and territories through switched access via integrated services digital network lines. In Spain, this service is restricted to fax and voice band data pending the liberalization of the Spanish market.

         VIAWORLDFAX - permits domestic and international facsimile transmission to more than 230 countries and territories through switched access utilizing assigned pin codes.

         VIACONNECT - provides "anywhere to anywhere" international callback access through manual, automatic, X.25 or Internet initiated callback. These services are also offered with international toll-free access, subject to pricing considerations.

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

         VIALINK - is the new audio conference service, allowing automatic, manual or operator assisted establishment of conference calls 24 hours a day, seven days a week.

         VIA0800 - a personal 0800 number permitting users to call the sponsor at no cost.

DATA SERVICES

         The communications industry is expecting unparalleled growth in data in the near term. To efficiently handle this growth, the industry has been evolving away from circuit switching, where a route is maintained for the duration of an entire call, to packet switching, where digital packets of information for various destinations are routed over a frame relay, asynchronous transfer mode or Internet protocol network in an efficient and cost effective manner.

         As part of our strategy to capture a share of the rapidly growing data business market, we recently entered into an arrangement with Lucent Technologies pursuant to which Lucent Technologies is installing asynchronous transfer mode backbone network equipment. This backbone will enable us to provide Internet protocol, frame relay and asynchronous transfer mode services to our customers. Asynchronous transfer mode is a switching and transmission technology based on encapsulation of information in short (53-byte) fixed-length packets or "cells." Asynchronous transfer mode switching was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multimedia" information). Lucent Technologies has agreed to cooperate with us in developing marketing strategies to promote our data services, to train our personnel and to assist us in achieving network-to-network interfaces, with certain specified carriers. In exchange, we are allowing Lucent Technologies to use the Circe Network to beta test newly developed products intended for Europe.

         We believe that our data network, which is scheduled to be commercially operable in the third quarter of 1999, will allow us to provide packet switched voice, video conferencing, private intranets and dedicated Internet protocol transport over an integrated platform and offer end users high capacity, speed and reliability. By engineering the Circe Network to integrate voice, data and multimedia services, over a variety of protocols, we expect to obtain a relatively low cost basis for provisioning our services.

THE VIATEL NETWORK

         We currently operate one of the largest pan-European networks, with international gateway switching centers in New York, New York, Somerset, New Jersey and London, England which are connected by company-owned digital fiber optic transmission facilities. Our network is an integrated digital, switch-based telecommunications network with more than 37 points of presence in Western Europe including switches in Amsterdam (The Netherlands), Barcelona and Madrid (Spain), Brussels (Belgium), Frankfurt (Germany), Milan and Rome (Italy) and Paris (France). Additional points of presence are placed to enhance network use as required by the various interconnection agreements to which we are a party. We intend to install additional points of presence in cities with both significant calling activity directed to our switched-based cities and significant potential for originating and terminating international and domestic long distance traffic as required for interconnection with other carriers.

         Access to our services is obtained either through "indirect access" or "dedicated access." Indirect access requires the end user to use (1) carrier selection codes (e.g., "1623" in The Netherlands, Belgium and France, "01079" in Germany), which requires us to pay a regulated tariff for using the incumbent telecommunications operator's network to originate the calls; (2) paid access, which requires the end user to pay another carrier to access our services; (3) national or international toll-free, which accesses one of our switches by direct dial or (4) call reorigination, which enables the end user to receive a return call providing a dial tone originated from one of our U.S. switching centers. End users using dedicated access are connected to one of our switches or points of presence by a private leased line connected to the end user's premises. Carrier selection and dedicated access are our access methods of choice in countries where we have achieved full interconnection with the incumbent telecommunications operator. We currently have interconnection agreements with Belgacom (Belgium), British Telecom (United Kingdom), Deutsche Telekom (Germany), France Telecom (France) and KPN (The Netherlands). We also have interconnection agreements with Cable & Wireless (United Kingdom) and Infostrada (Italy). Currently, substantially all of our business customers use one or more forms of indirect access. We are currently negotiating interconnection agreements with Telefonica de Espana and Telecom Italia. There can be no assurance that we will be successful in securing such interconnection agreements in a satisfactory or timely manner.

         Our ownership of transmission infrastructure and switches reduce our reliance on other carriers, enables routing of telecommunications traffic over multiple transmission paths, aids in controlling costs and permits the compilation of call record data and other customer information. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         THE EUROPEAN PORTION OF OUR NETWORK. Our network in Europe currently consists of an international gateway switching center in London and switches in the Western European cities mentioned above. These cities were chosen as switch locations due to the substantial number of international calls originating from such cities. Our network has been primarily used for call origination. We anticipate increasing use of our network to transport calls in Western Europe. See "-Carrier Contracts."

         PRIVATE LINE CIRCUITS. While some of our nine switches in Western Europe are currently connected to our international gateway switching center in London by private line circuits, these switches will be connected by the Circe Network as the various rings are constructed and placed into commercial operation. Private line circuits are permanent point-to-point connections for voice and data transmissions and, when certain levels of volume are reached, are a less expensive alternative to the public switched telephone network. The private line circuits connecting our switches to the international gateway switching center in London are leased directly, or indirectly through third parties, from the incumbent telecommunications operator in the countries in which such calls originate.

         As part of our concerted effort to convert leased capacity to owned capacity for the purpose of improving operating margins, we have continued to purchase capacity or minimum investment units in digital fiber optic cable systems, including capacity in (1) CANUS-1/CANTAT-3 (8.192 megabits per second), a transatlantic cable originating in the United States, Canada and the United Kingdom, (2) TAT-12/13 (8.192 megabits per second), a transatlantic cable originating in the United States, the United Kingdom and France, (3) Atlantic Crossing-1 (466.5 megabits per second), a transatlantic cable originating in the United States and the United Kingdom, and (4) Gemini (44.736 megabits per second), a transatlantic cable originating in the United States and the United Kingdom, and minimum investment units in (1) FLAG (18.440 megabits per second), a cable connecting Europe with multiple locations in the Middle East and South and Eastern Asia, (2) TAT-14 (311 megabits per second) and (3) JUS-1 (155.5 megabits per second). We also intend to acquire additional interests in digital fiber optic cable originating from our owned infrastructure and connected to other European Union member states in which we have a physical presence. These cables will be used for transmission of traffic between the United States and Europe and within Europe, resulting in improved service quality at lower cost. By combining our international gateway switching centers in New York and London with our transatlantic fiber optic cable capacity, we believe that we will be able to provide customers with improved quality, while lowering transmission costs.

         SWITCHING PLATFORMS. Our network utilizes "intelligent switches" which incorporate software designed to achieve least cost routing, the process by which we enhance the routing of calls over our network for more than 230 countries and territories. Least cost routing is designed to allow calls that are not routed over our network to be routed directly from our switches to those public switch telecommunications network operators that offer call completion at the lowest rates for each particular route at any given time.

         Our network uses high capacity digital switching platforms designed to provide services quickly and cost-effectively. The switches are modular and scalable and incorporate among the most advanced technologies such as self-diagnosis integrated services digital network hierarchical call control and dynamic network management software. The backbone switches generally consist of Nortel Telecom DMS switches. As our network continues to evolve, the installed base of switches can be augmented or upgraded easily to create a cost effective, scalable network.

         INTERNATIONAL NETWORK OPERATIONS CENTERS. We currently monitor the activity of our network from international network operations centers in Egham, England and Somerset, New Jersey. These international network operations centers have been fully fitted with sophisticated surveillance and control capability, fraud detection and real time transmission quality enhancements. Our Omaha, Nebraska site houses back office systems supporting the international network operations centers and our network. Each international network operations center is capable of acting as a full backup to the others and will allow full monitoring capability and remote diagnostics and testing on key elements of our network.

         The international network operations centers will utilize a portfolio of telecommunications network management operations support systems from Lucent Technologies. The Lucent Technologies systems are functionally integrated into one platform supporting multi-vendor network elements. Service activation provides workflow management from order entry through network provisioning and into billing. Service assurance includes trouble receipt, trouble management and switch surveillance to include both traffic management and fault monitoring. Network management includes inventory management, design and network performance. The Lucent Technologies operations support systems provide us with state-of-the-art service activation, service assurance and network management capabilities.

CIRCE NETWORK

         We are developing the Circe Network which will link major cities in six European countries. The Circe Network is a series of state-of-the-art, high quality, high capacity, self-healing rings, utilizing advanced synchronous digital hierarchy, the current international standard for digital transmission, and dense wave division multiplexing technologies.

         As currently planned, the Circe Network will be comprised of five interlocking, bi-directional rings, encompassing approximately 7,500 route kilometers of fiber optic cable. The first ring of this network, consisting of approximately 1,850 route kilometers (including 320 route kilometers of undersea fiber optic cable) was placed into commercial operation on March 15, 1999. The second ring, which will extend through northern France, The Netherlands and into western Germany, is scheduled to be placed into service during the third quarter of 1999. The third ring, which will extend through eastern Germany, is scheduled to be placed into service during the first quarter of 2000. We currently anticipate that our proposed extension of the Circe Network into southern France and Switzerland will be placed into service during the second quarter of 2000.

         The Circe Network will offer incumbent telecommunications operators and new entrants an attractive alternative for the transport of European cross-border telecommunications traffic. Under the traditional system of carrying cross-border telecommunications traffic in Europe, the incumbent telecommunications operator did not develop end-to-end cross-border circuits, but rather connected its national networks with other carriers at the border. The Circe Network's cross-border transport will offer its consistently high transmission quality at a reduced cost. The Circe Network will offer such cost-effective, high quality, cross-border connectivity as a compelling alternative to the incumbent telecommunications operators' leased lines.

         Key characteristics of the Circe Network include:

         STATE-OF-THE-ART-TECHNOLOGY. We are installing state-of-the-art, technologically advanced equipment. The first ring of the Circe Network uses, and each of the additional four rings will use, a laser-generated light to transmit bi-directionally over fiber optic glass strands with an initial capacity of 20 gigabits per second. The first ring of the Circe Network also employs, and each of the additional four rings will employ, dense wave division multiplexing technology, which is among the latest commercial advancements in optical physics. This technology allows more discrete wavelengths of light to be transmitted through fiber, thereby permitting the transfer of greater amounts of information at lower cost than was achievable with prior fiber optic technology.

         UNIFORM NETWORK ARCHITECTURE. We are developing a pan-European network designed to utilize packet switching technology where appropriate, as well as traditional circuit switching technology to cost effectively handle voice, data and multimedia services. The entire Circe Network will consist of a single uniform configuration of Nortel Telecom's optronics and Lucent Technologies' fiber optic cable thereby enhancing service quality while improving efficiency and lowering costs.

          SECURE AND RELIABLE. The Circe Network is being designed to provide high security and reliability, using:

          o    two  international   network  operating  centers  monitoring  the
               network 24 hours a day, seven days a week,

          o    a   self-healing   system  that  will  allow  for   instantaneous
               restoration, virtually eliminating down time in the event of a fiber cut,

          o fiber cable generally installed in high-density polyethylene conduits on terrestrial portions of the system, and

          o advanced cable armoring techniques on the submarine portions of the system.

         SCALABLE AND FLEXIBLE. The Circe Network's high density network architecture may be upgraded, without service interruptions, to at least 320 gigabits per second per fiber pair (equivalent to 2,048 STM-l's) through the use of dense wave division multiplexing technology and bi-directional multi-wavelength optical amplifiers, to support demand for capacity intensive data applications. We anticipate that each ring of the Circe Network will contain multiple conduits containing at least 48 fibers along substantially all of the routes. These conduits will have excess space through which additional fibers may be run without the necessity for any further material civil works.

SALES AND MARKETING; CUSTOMERS

         The Circe Network is designed to allow end users, carriers and resellers to integrate high quality, cross-border capacity into their end user offerings. Prior to bringing the Circe Network into service, we were limited in our ability to provide high capacity services to other carriers so we focused our business on selling to end users and selling switched minutes to carriers and resellers in order to help use the fixed capacity of leased lines. With the high quality, low cost transmission capacity to be provided by the Circe Network, we will be well positioned to offer large capacity services to the additional market segments listed below. We are targeting the following seven major market segments:

          o RESELLERS. Resellers are carriers that do not own transmission facilities but obtain communications services from another carrier for resale to the public. Resellers are a growing segment of the market and are expected to increase in conjunction with the liberalization of the European telecommunications market.

          o INCUMBENT TELECOMMUNICATIONS OPERATORS. This customer segment consists of the incumbent telecommunications operators that have historically employed bilateral agreements with other incumbents for cross-border connectivity but are now selling their own transborder connectivity by leasing capacity on alternative networks.

          o INTERNATIONAL CARRIERS. This customer segment consists of non-European carriers with traffic between European and other international gateways. We can provide these customers a pan-European distribution network to gather and deliver traffic to and from their own networks and other hubs.

          o END USERS. Small to large-sized enterprises need inexpensive voice and data services. The Circe Network should allow us to satisfy this need and provide bundled services. We expect that additional demand for alternative service providers will come from increased usage of dedicated circuits for Internet access, private lines for the deployment of wide-area networks by large enterprises, "single source" local and long distance services by small and medium-sized enterprises and emerging high capacity applications such as cable TV programming distribution (other than broadcast) to the end user.

          o ALTERNATIVE CARRIERS. This segment consists of new entrant carriers, cable TV and mobile carriers and competitive access providers. These new carriers have chosen to compete with the incumbent telecommunications operators in their respective countries.

          o INTERNET BACKBONE NETWORKS. Internet backbone networks are a fast emerging segment and are expected to generate significant requirements for the services which we offer. As capacity becomes available in Europe, Internet usage also is expected to grow. These networks require large capacity international connectivity services between Internet nodes (point of interconnection between local Internet service providers) in all local European markets.

          o VALUE ADDED NETWORKS AND OTHER SERVICE PROVIDERS. Value added networks are data communications systems in which special service features enhance the basic data transmission facilities offered to customers. Many of these networks are targeted to the data transfer requirements of specific international customer segments, such as financial institutions. Many value added networks' providers basic network transmission requirement is to connect data switches or processors. Value added networks' currently purchase their own international circuits and build additional resiliency into their network infrastructure. We will allow them to meet these needs cost-effectively, and to extend their services to new markets or customers without substantial capital investment. This market segment is expected to experience substantial growth over the next several years.

During 1998, one customer, LD Exchange.com, accounted for 10.6% of Viatel's revenues.

         From 1991 to 1994, our sales and marketing efforts were conducted by independent sales representatives in each of our markets. In late 1994, we began establishing our own direct sales forces in certain Western European markets to take greater control over the sales and marketing functions and to provide a higher level of customer service. Currently, we have direct sales forces in twelve cities in Western Europe and have established indirect sales offices, through arrangements with independent sales representatives and telemarketing agents, in more than 180 locations in Western Europe. We have sales professionals dedicated to marketing and maintaining relationships with our wholesale customers in the United States and in the United Kingdom. In Europe, our sales and marketing staff is currently divided into two categories: direct sales representatives and indirect sales representatives. Direct sales representatives are responsible for face-to-face sales efforts to larger accounts and indirect sales representatives are responsible for telesales to smaller accounts.

         Our direct sales personnel are currently compensated on a salary and commission basis, with potential commissions being paid on the basis of revenues generated by new customers solely during their first three months as a customer. After such three month period, the customer is turned over to pro-active account managers who manage the account and are compensated based on the monthly growth of such account above certain minimum requirements. We believe that this compensation structure provides maximum incentive to our direct sales force to continue to grow our customer base and revenue.

         Our independent sales representatives are retained on a non-exclusive/commission-only basis, with commissions being subject to charge back for revenues not collectible by us. We believe that our relationship with our independent sale representatives is good.

INFORMATION SYSTEMS

         We believe that integrated and reliable billing and information systems are key elements for growth and success in the telecommunications industry. Accordingly, we have made significant investments to acquire and implement sophisticated information systems which are designed to enable us to: (1) monitor and respond to customer needs by developing new and customized services;
(2) manage least cost routing; (3) provide customized billing information; (4) provide high quality customer service; (5) detect and control fraud; (6) verify payables to suppliers; and (7) rapidly integrate new customers. We believe that our network intelligence, billing and financial reporting systems enhance our ability to competitively meet the increasingly complex and demanding requirements of the international and national long distance markets. While we believe that such systems are currently sufficient for our operations, such network intelligence, selling and financial reporting systems will require routine upgrades and ongoing investments.

         We currently have a turnaround time of approximately 48 hours for new account entry, subject to credit approval. Our billing system provides multicurrency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. Customers are provided with several payment options, including automated credit card processing and automated direct debiting.

         We have developed software to provide telecommunications services and render customer support. In certain cases, the software used to support our services may reside outside of the switches and, therefore, is not reliant on a third party switch manufacturer for upgrades or support. Each switch has a call detail recording function which is designed to enable us to: (1) achieve accelerated collection of call records; (2) detect fraud and unauthorized usage; and (3) permit rapid call detail record analysis.

         We also use proprietary software to assist in analyzing traffic patterns and determining network usage and busy hour percentage, originating traffic by switching center, terminating traffic by supplier and originating traffic by customer. This data is utilized to provide least cost routing, which may result in call traffic being transmitted over our transmission facilities, other carriers' transmission facilities or a combination of such facilities. If traffic cannot be handled over the least cost route due to overflow, the least cost routing system is designed to transmit the traffic over the next least cost route. The least cost routing system chooses among the following variables to minimize the cost of a long distance call over 15 different suppliers and multiple choices of terminating carrier per country. The performance of the least cost routing system is verified based on a daily overflow report generated by our network traffic management and a weekly/monthly average termination cost report generated by our billing system.

CARRIER CONTRACTS

         We have entered into contracts to purchase switched minute capacity from various domestic and foreign carriers and currently depend on such contracts for origination and termination of traffic on our network as well as for resale of such capacity to others. Carrier costs constitute a significant portion of our variable costs. Pursuant to these contracts, we obtain guaranteed rates, which are generally more favorable than otherwise would be available, by committing to purchase switched minute minimums from such carriers. If we fail to meet our switched minute minimum requirements under a carrier contract, we would still be required to pay the minimum monthly commitment as a penalty. We do not believe that the loss of any one supplier or contract would have a material adverse impact on our business, financial condition or results of operations.

COMPETITION

         Our success depends upon our ability to compete with other telecommunications providers in each of our markets. These providers include the incumbent telecommunications operator in each country in which we operate, and global alliances among some of the world's largest telecommunications carriers, such as Global One (Sprint, France Telecom and Deutsche Telekom), an alliance between MCI WorldCom and Telefonica de Espana and an alliance between AT&T and British Telecom. Other potential competitors include:

          o    cable communications companies,

          o    wireless telephone companies,

          o    electric and other utilities with rights-of-way,

          o    railways, microwave carriers, and

          o    large end users which have private networks.

         The intensity of competition and price declines has increased over the past several years and we believe that such competition and price declines will continue to intensity, particularly in Western Europe. Many of our current and potential competitors have substantially greater financial, marketing and other resources than we do. If our competitors devote significant additional resources to the provision of international or national long distance telecommunications services to our target customer base, this action could have a material adverse effect on our business, financial condition and results of operations and we cannot provide any assurance that we will be able to compete successfully.

         Because all of our current and intended European markets (other than the United Kingdom) have only liberalized the provision of switched voice telephony during the past year or still are in the process of liberalizing the provision of voice telephony, customers in most of the markets are not accustomed to obtaining services from competitors to incumbent telecommunications operators and may be reluctant to use emerging telecommunications providers, such as us. In particular, our targeted customer base may be reluctant to entrust their telecommunications needs to new operators that are believed to be unproven. In addition, in continental Europe, certain of our competitors (including the incumbent telecommunications operators) provide potential customers with a broader range of services than we can offer.

         Competition for customers in the telecommunications industry is primarily based on price and quality of services offered. We price our services primarily by offering discounts to the prices charged by incumbent telecommunications operators and other major competitors. However, prices for long distance calls have decreased substantially over the past few years in the markets in which we currently maintain operations and in which we expect to establish operations. Some of our larger competitors may be able to use their greater financial resources to cause severe price competition in the countries in which we operate or expect to operate. Incumbent telecommunications operators in several Western European countries are responding to deregulation far more rapidly and aggressively than occurred after deregulation in the United States and the United Kingdom. We expect that prices for our services will continue to decrease for the foreseeable future and that incumbent telecommunications operators and other dominant telecommunications providers will continue to improve their product offerings. The improvement in product offerings and customer service by the incumbent telecommunications operators could have a material adverse effect on our competitiveness to the extent that we are unable to provide similar levels of offerings and services. If the incumbent telecommunications operator in any jurisdiction uses its competitive advantages to their fullest extent, our operations in such jurisdiction would be adversely affected. Furthermore, the marginal cost of carrying calls over fiber optic cable is extremely low. As a result, certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be significantly more expensive than local calls. In addition, numerous carriers currently offer, or are implementing plans to offer, telecommunications services over the Internet at substantially reduced prices. Any price competition could have a material adverse effect on our business, financial condition and results of operations.

         Incumbent telecommunications operators generally have certain competitive advantages that we and other competitors do not have due to their control over local connectivity. We rely on the incumbent telecommunications operator for access to the public switched telephone network and the provision of leased lines, and the failure of the incumbent telecommunications operators to provide such access or leased lines at reasonable pricing or within a reasonable time frame could have a material adverse effect on our business, financial condition and results of operations. The reluctance of some national regulators to provide operative interconnection, grant regulatory approvals, provide necessary provisions and enforce access to such operators' networks and essential facilities could have a material adverse effect on our competitive position. We cannot assure you that we would be able to compete effectively in any of our current or proposed markets. The Circe Network will reduce our dependence on incumbent telecommunications operators for leased long-haul lines, but it will not reduce our dependence on such carriers to "last mile" access to the vast majority of our end user customers.

GOVERNMENT REGULATION

         OVERVIEW. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we currently operate and intend to operate. The interpretation and enforcement of such laws and regulations varies and could limit our ability to provide certain telecommunications services in certain markets. We cannot make any assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable laws and regulations, or that other regulatory activities will not have a material adverse effect on our business, financial condition and results of operations.

         INTERNATIONAL TRAFFIC. Under the World Trade Organization Basic Telecom Agreement (the "WTO Agreement") concluded on February 15, 1997, 69 countries comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, 59 of these countries have subscribed to specific procompetitive regulatory principles. The WTO Agreement became effective on February 5, 1998 and has been implemented, to varying degrees, by the signatory countries. We believe that the WTO Agreement will increase opportunities for us and our competitors. However, we cannot assure you that the WTO Agreement will result in beneficial regulatory liberalization in all signatory countries.

         On November 26, 1997, the Federal Communications Commission ("FCC") adopted the Foreign Participation Order to implement the U.S. obligations under the WTO Agreement. In this order, the FCC adopted an open entry standard for carriers from WTO member countries, generally facilitating market entry for such applicants by eliminating certain existing tests. These tests remain in effect, however, for carriers from non-World Trade Organization member countries. Requests for reconsideration of the Foreign Participation Order are pending at the FCC.

         International carriers serving the United States, including us, remain subject to the FCC's international settlement policies, including rules adopted by the FCC regarding international settlement rates, which became effective on January 1, 1998. The international accounting rate system allows a U.S. facilities-based carrier to negotiate an "accounting rate" with a foreign carrier for handling each minute of international telephone service. Each carrier's portion of the accounting rate, usually one-half, is referred to as the settlement rate. The new International Settlement Rates Order generally requires U.S. facilities based carriers to negotiate settlement rates with their foreign correspondent at no greater than FCC established "benchmark" prices. Historically, international settlement rates have vastly exceeded the cost of terminating telecommunications traffic. In addition, the International Settlement Rates Order imposed new conditions upon certain carriers, including us. First, the FCC conditioned facilities-based authorizations for service on a route on which a carrier has a foreign affiliate upon the foreign affiliate offering all other U.S. carriers a settlement rate at or below the relevant benchmark. Our foreign affiliates satisfy this condition. Second, the FCC conditioned any authorization to provide switched services over either facilities-based or resold international private lines upon the condition that at least half of the facilities based international message telephone service traffic on the subject route is settled at or below the relevant benchmark rate. This condition applies whether or not the licensee has a foreign affiliate on the route in question. In the Foreign Participation Order described above, however, if the subject route does not comply with the benchmark requirement, a carrier can demonstrate that the foreign country provides "equivalent" resale opportunities. Accordingly, since the February 9, 1998 effective date of the Foreign Participation Order, we have been permitted to resell private lines for the provision of switched services to any country that either has been found by the FCC to comply with the benchmarks or has been determined to be equivalent. We, however, remain subject to prior FCC approval in order to provide resold private lines to any country in which we have an affiliated carrier that has not been found by the FCC to lack market power. Many parties have appealed the International Settlement Rates Order to the U.S. Court of Appeals for the D.C. Circuit or have filed petitions for reconsideration with the FCC. On January 12, 1999, the U.S. Court of Appeals for the D.C. Circuit issued an order resolving this appeal, upholding the International Settlement Rates Order in all respects. The appealing parties now have the option of requesting that the case be heard by the U.S. Supreme Court. The petition for reconsideration is still pending at the FCC. We cannot predict the outcome of these proceedings and their possible impact on us.

         Increasing regulatory liberalization in many countries' telecommunications markets now permits more flexibility in the way we can route calls. Although certain FCC rules limit the way in which some international calls can be routed, we do not believe that our network configuration, specifically the way in which traffic is routed through our facilities in the U.K., is specifically prohibited by, or undermines in any way the intent of, these rules. It is possible, however, that the FCC could find that our network configuration violates these rules. If we were found to be in violation of these routing restrictions, and if the violation were sufficiently severe, it is possible that the FCC could impose sanctions and penalties upon us.

          REGULATORY STATUS. A summary discussion of the regulatory situations in certain geographic regions in which we operate or have targeted for penetration is set forth below.

         EUROPEAN UNION. The European Union consists of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. The European Union was established by the Treaty of Rome and subsequent treaties. European Union member states are required to implement directives issued by the European Commission and the European Council by passing national legislation. If a European Union member state fails to effect such directives with national (or, as the case may be, regional, community or local) legislation and/or fails to render the provisions of such directives effective within its territory, the European Commission may take action against the European Union member state, including in proceedings before the European Court of Justice, to enforce the directives. Private parties may also bring actions against European Union member states for failures to implement such legislation.

         In an effort to promote competition and efficiency in the European Union telecommunications market, the European Commission and European Council have issued a number of key directives establishing basic principles for the liberalization of the European Union telecommunications market. The general framework for this liberalized environment has been set out in the European Commission's Services Directive (the "Services Directive") and its subsequent amendments, including, in particular, the Full Competition Directive, adopted in March 1996 (the "Full Competition Directive"). These directives require most European Union member states to permit competition in all telecommunications services and had set January 1, 1998 as the date by which all restrictions on the provision of telecommunications services and telecommunications infrastructure were to be removed. These directives have been supplemented by various harmonizing directives, which include the Open Network Provision Directives, as well as two additional directives adopted in 1997, the Licensing Directive and the Interconnection Directive.

         The Licensing Directive established a framework for the granting of national authorizations and licenses related to telecommunications services. It permits European Union member states to establish different categories of licenses for providers of infrastructure and services, but requires the overall scheme to be transparent and non-discriminatory. The Interconnection Directive requires member states to remove restrictions preventing negotiation of interconnection agreements, ensure that interconnection requirements are non-discriminatory and transparent and to ensure adequate and efficient interconnection for public telecommunications networks and publicly available telecommunications services.

         In October 1997, the European Commission issued a consultative document supporting the implementation of long run incremental cost principles as a basis for interconnection pricing. This document also sets forth interconnection pricing benchmarks reflecting current interconnection agreements in European Union member states. The European Commission believes such benchmarks should be relied upon pending the adoption of accounting systems and interconnection rates based on long run incremental cost principles.

         Several   European  Union  member  states  have  chosen  to  apply  the provisions of the Interconnection Directive within their jurisdictions in such ways as to give more favorable treatment to infrastructure providers and network operators than to carriers and resellers that have made no infrastructure investment. Such distinctions must be objectively justified on the grounds of the type of interconnection provided or because of relevant licensing conditions. The Licensing Directive does not provide a clear definition of an infrastructure investment, and many European Union member states have adopted inconsistent approaches with respect to the level and type of infrastructure investment required to justify differences in interconnection charges. While we believe that the European Commission will seek to minimize these disparities in national interconnection policies, there can be no assurance that these disparities can be eliminated or significantly reduced or that any such differences in regulatory treatment will not have a material adverse effect on us. To the extent incumbent telecommunications operators deny or delay granting us interconnection, even if only for a limited period of time, in any of the countries in which we have or will have points of presence, we will be forced to terminate traffic through refile or resale agreements with other carriers, resulting in higher costs.

         Each European Union member state in which we currently conduct our business has a different regulatory regime and such differences are expected to continue. The requirements for us to obtain necessary approvals vary considerably from country to country.

          BELGIUM. In December 1997, the Belgian Federal Parliament provided for full liberalization of the provision of telecommunications services. However, this law and secondary legislation are not yet complete.

         Under the existing licensing scheme, applicants seeking a network operator license must commit to invest 400 million Belgian Francs or to deploy 500 kilometers of transmission infrastructure within three years of the date the license is granted as well as investing an amount equal to 1% of annual turnover in order to fund research and development and other initiatives. Notwithstanding these stringent requirements (which may be modified by European Commission intervention that has been formally commenced), we obtained a license under the provisional licensing system for the establishment and operation of a public telecommunications network on June 30, 1998 and a provisional license for the provision of voice telephony on July 3, 1998. Recently, these provisional licenses were converted into definitive licenses.

         Belgium is one of the European Union member states which differentiates between interconnection for infrastructure providers and network operators and switch-based carriers and resellers. The interconnection tariffs of Belgacom (Belgium's incumbent telecommunications operator), which has been officially approved by the Belgian Institute for Postal Services and Telecommunications, provides more favorable interconnection rates for infrastructure providers and network operators than for switch-based carriers and resellers. As a result of the construction of the Circe Network, we qualify for these more favorable rates.

         The modified Belgian Telecommunications Law also provides for the creation of a Universal Service Fund, to be managed by the Belgian Institute for Postal Services and Telecommunications, to which operators may be required to contribute funds in proportion to their revenues from the Belgian telecommunications market. However, the Universal Service Fund system will not be activated before the year 2000, and then only insofar as: (1) Belgacom claims a compensation for being the universal service provider, (2) the Belgian

Institute for Postal Services and Telecommunications considers that universal service provision represents a net cost, and (3) the Belgian Federal Government takes a formal decision to activate the Universal Service Fund. From 1998 onwards, the Belgian Institute for Postal Services and Telecommunications will "dry-run" the universal service costing model and keep operators informed of the contributions that they may be required to make if and when the Universal Service Fund is activated.

          FRANCE. In July 1996, legislation was enacted providing for the liberalization of all telecommunications activities in France by January 1, 1998.

         The establishment and operation of public telecommunications networks and the provision of voice telephony services are subject to individual licenses granted by the Minister in charge of telecommunications upon recommendation of France's new independent regulatory authority, the Authorite de Regulation des Telecommunications ("ART").

         In December 1997, we filed a joint application for a license as a public telecommunications network operator (under Article L33.1 of the French Code de Postes et Telecommunications) and provider of voice telephony services to the public (under Article L34.1 of the French Code de Postes et Telecommunications). The license application was approved by both ART and the relevant Minister during 1998. In March 1999, we obtained interconnection arrangements which allow customers in the greater Paris region to originate and terminate calls throughout France and all countries serviced by Viatel. Additional interconnections to the Strasbourg and Amiens regions are expected to be obtained in mid-1999.

         We are subject to certain obligations in the operation of its public telecommunications network, most notably in terms of non-discriminatory treatment of customers and an obligation to accept reasonable requests for interconnection from other carriers.

         France is also one of the European Union member states which differentiates between interconnection for public telecommunications network operators, holding a L33.1 license, and voice telephony service providers, holding a L34.1 license. The interconnection tariffs of France Telecom, which have been officially approved by ART, provide substantially more favorable interconnection rates for public telecommunications network operators than for voice telephony service providers.

         GERMANY. The German Telecommunications Act of July 25, 1996 provided for the liberalization of all telecommunications activities by January 1, 1998. The German Telecommunications Act has been supplemented by several ordinances concerning, among other things, license fees, rate regulation, interconnection, universal service, frequencies and customer protection. The German telecommunications sector is currently overseen by a new Regulatory Authority for Telecommunications and Post ("RegTP") that operates under the supervision of the Ministry of Economics and has taken over the regulatory responsibilities of the disbanded Ministry of Post and Telecommunications.

         Under the German regulatory structure, licenses can be issued for different types of infrastructure as well as for the provision of services based on transmission lines provided by other service providers. Viatel has been issued a nationwide class 3 infrastructure license and a nationwide class 4 license for the provision of voice telephony.

         All existing interconnection agreements with Deutsche Telekom have been terminated effective December 31, 1999, requiring all affected parties to seek new interconnection with Deutche Telekom. In a letter dated February 19, 1999, the FCC expressed its concerns about the new interconnection regime and argued that the action taken by Deutsche Telekom, as well as other actions taken by other such carriers, was designed to impede effective and competitive market entry. Although we believe that we will be able to obtain a new interconnection agreement with Deutsche Telekom prior to December 31, 1999, we cannot provide any assurance that this will be the case or that the interconnection arrangement obtained will contain terms which are as favorable to us as those contained in our current interconnection arrangement.

         ITALY. In 1997, the Italian authorities enacted a legislative framework for the full liberalization of telecommunications services by January 1, 1998. On February 12, 1999, we received a license to provide voice telephony as well as to own and operate infrastructure.

         On July 24, 1998, Telecom Italia published its Reference Interconnect Offer, which has been amended recently due to decisions by the Italian regulator. The offer allows interconnection at one point of interconnect and brought interconnection rates down to a level much closer to the European Union benchmarks. We initiated interconnection negotiations towards the end of 1998 and expect to have an interconnection agreement with Telecom Italia by the end of the third quarter of 1999.

         In Italy, providers of network infrastructure and switched voice services as well as national mobile operators must contribute to a universal service fund. Such a requirement is to take effect in 1999 provided that Telecom Italia demonstrates by March 31, 1999, on the basis of audited reports, that its universal service obligations impose on it net losses. Even in these circumstances, the Italian regulator can exempt new entrants from an obligation to contribute to such a universal service fund. Both the Italian competition agency and the European Commission are likely to recommend such an exemption scheme to the Italian regulator. However, we cannot assess at this time any possible impact of any such universal service obligations on our operating margins.

         THE NETHERLANDS. The Netherlands liberalized voice telephony in July 1997, and necessary legislation to implement the requirements of the Full Competition Directive has been enacted. We have signed an interconnection agreement with KPN Telecom. According to the terms of the new telecommunications law, our original registration has been replaced by new general authorizations for the provision of voice telephony and infrastructure.

         SPAIN. The Spanish government implemented the full liberalization of public switched telephone services on December 1, 1998. We were granted a nationwide infrastructure and voice telephone license in March 1999. We expect to sign an interconnection agreement with Telefonica de Espana in the fourth quarter of 1999.

         SWITZERLAND. A new Telecommunications Act was adopted by the Swiss Parliament in April 1997 and came into effect on January 1, 1998, together with certain ordinances containing more detailed regulations covering telecommunications services, frequency management, numbering, terminal equipment and license fees. The new Telecommunications Act provides for liberalization of the Swiss telecommunications market as of January 1, 1998.

         The Swiss telecommunications regulatory framework facilitates market entry by: (1) applying a notification procedure for resellers, (2) applying a procedure for operators wishing to be granted a concession for the establishment and operation of transmission facilities and (3) providing rights-of-way, subject to a procedure of authorization, over the public domain to facilities-based carriers. Pro-competitive regulation is also applicable in the area of numbering.

         We have registered our activities as a provider of voice telephony services in Switzerland but have not yet completed negotiation of an interconnection agreement (in accordance with the notification procedure). We are applying for a concession as a facilities-based carrier.

         Switzerland is not a member of the European Union and, accordingly, directives do not apply. Switzerland is, however, a party to the WTO Agreement.

         UNITED KINGDOM. The Telecommunications Act 1984 (the "U.K. Act") provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. The U.K. has liberalized its market substantially to meet the requirements of the Full Competition Directive. There is pending secondary legislation to fully implement the European Commission Directives which may affect the licenses which have been granted to us and our competitors. We cannot predict what effect, if any, this legislation will have on our business.

         Viatel UK has been granted an international simple voice resale standard license and was awarded an international facilities license with code powers in June 1998. In addition, Viatel UK has interconnection agreements with Cable & Wireless and British Telecom.

         OTHER EUROPEAN MARKETS. Our ability to expand in other countries will be affected by the degree to which liberalization has been implemented in that country. If for strategic reasons we decide to build out infrastructure in each particular market prior to full liberalization and liberalization is delayed or not fully implemented, we could sustain a loss on our infrastructure investment.

         LATIN AMERICA AND THE PACIFIC RIM. Outside of the European Union, we provide our customers with access to our services through the use of call reorigination. A substantial number of countries have prohibited certain forms of call reorigination. There can be no assurance that certain of our services and transmission methods will not be or will not become prohibited in certain jurisdictions.

         We are subject to a different regulatory regime in each country in Latin America and the Pacific Rim in which we conduct business. Local regulations determine issues significant to our business, including whether we can obtain authorization to offer transmission of voice and voice band data directly or through call reorigination. In general, competition is restricted in the region, with the result that our ability to offer such service is limited. Regulations governing enhanced services (such as facsimile and voice mail and data transmission) tend to be more permissive than those covering voice telephony.

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

         Value-added services may be competitively provided and are essentially deregulated. Although a license must be obtained, such licenses are routinely granted. Facilities for international value-added services must be obtained from Telintar. Currently, call reorigination is legal in Argentina, although the established carriers have advocated strenuously against it and the government's view has changed from time to time. Telecom and Telefonica have instituted significant rate rebalancing measures which are likely to lessen the attractiveness of call reorigination. The Supreme Court recently ruled in favor of rate rebalancing, rejecting several challenges to it.

         We have had a sales representative in Argentina since 1991. We have focused on call reorigination, Internet-initiated international business-to-business service and international calling card services. We do not currently hold any licenses in Argentina.

         BRAZIL. In Brazil, value-added services are not considered to be telecommunications services and currently can be provided on a completely unregulated basis, without the necessity of obtaining a permit or a concession. However, the service provider must operate through a Brazilian company. Call reorigination is not prohibited in Brazil. A foreign ownership limit of 49% is imposed under the 1996 "Minimal Law" for B-Band cellular, satellite and cable TV services. There are presently no foreign ownership limits for limited services, including specialized limited services, or value-added services. Under the 1997 "General Telecommunications Law," the President retains the authority to impose foreign ownership limits on other services, but by decree dated May 15, 1998, the President expressly decided not to impose any such limits.

         Our services in Brazil currently include call reorigination and international calling cards and fax store and forward which are classified as value-added services and therefore do not require a license. We plan to offer such services as well as to apply for licenses to offer specialized limited services which include private line and data transmission services.

         COLOMBIA. Under a new Constitution adopted in 1991, the possibility of private provision of public services was ratified in Colombia. This paved the way for both privatization of the state-owned long distance company, TELECOM, as well as the competitive entry of other entities. Specific plans for the privatization of TELECOM have faltered due to, among other things, labor union resistance. However, the government mandated that competition be introduced in 1998. Two competitors to TELECOM have been licensed. A federal judicial body with jurisdiction over public contracts has recently issued a writ declaring that the issuance of licenses for any additional competition in long distance services must be authorized by new legislation. The implications of this decision for us are not clear.

         In Colombia, there are in excess of 35 local operating companies, many municipally owned. Under Colombian law, local service has been completely deregulated and may be provided without a telecommunications concession or license. Other telecommunications services require a concession or other authorization.

         Value-added services are competitive, but must be licensed. There is currently intense competition for value-added services, and the market for data communications is one of the most dynamic segments of the telecommunications sector. Although Colombian law requires that all telecommunications services be rendered by Colombian entities, foreign investment is not limited.

         Most of our customers in Colombia access our network via international toll free numbers. We have formed a Colombian subsidiary and have been awarded a value-added services license. We are working on the establishment and operation of a network to utilize the value-added services license.

         VENEZUELA.   Pursuant  to  the  Telecommunications  Law  of  1940,  all
telecommunications activities in Venezuela are reserved to the government, although concessions or permits for the provision of such services may be granted to third parties. The administration, inspection and monitoring of all communications systems in Venezuela are carried out by the Ministry of
Transportation and Communications through the Comision Nacional de Telecommunicaciones.

         The national telephone company of Venezuela, Compania Anonima Nacional de Telefonos de Venezuela, was privatized in 1991 and its concession grants a monopoly in the provision of basic telecommunications services until the year 2000. The only exceptions to this exclusivity are recently awarded concessions for the provision of basic services to rural areas not reached by Compania Anonima Nacional de Telefonos de Venezuela.

         Other telecommunications services, such as cellular telephony and other mobile radio services, private telecommunications networks, switched data networks and value-added services (including e-mail, Internet, video text, telenext, voicemail and faxmail) are open to competition upon receipt of a concession or permit, as applicable. Call reorigination is officially illegal in Venezuela. The prohibition is supposed to be enforced by Comision Nacional de Telecommunicaciones with the unofficial aid of Compania Anonmia Nacional de Telefonos de Venezuela through termination of subscriber service, but in practice the prohibition is widely evaded.

         We do not have a local affiliate in Venezuela and do not hold any Venezuelan concessions or authorizations. At present, our agents in Argentina offer only Internet-initiated international business-to-business services and international calling cards in Venezuela. We do not believe that these services are encompassed within the prohibition against call reorigination, but it is possible that Venezuelan authorities may consider them to raise similar policy issues to prohibited call reorigination services. If the call reorigination prohibition is deemed to apply, we may have to discontinue Internet-initiated services in Venezuela.

         UNITED STATES. Our provision of international service to, from and through the United States generally is subject to regulation by the FCC. Section 214 of the Communications Act of 1934 requires a company to make application to, and receive authorization from, the FCC to provide such international telecommunications services. In May 1994, the FCC authorized us pursuant to
Section 214 of the Communications Act to resell public switched telecommunications services of other United States carriers (the "Section 214 Switched Authorization"). The Section 214 Switched Authorization requires that services be provided in a manner that is consistent with the laws of countries in which we operate. We also have a license to resell international private lines for the provision of switched services between the United States and the United Kingdom and between the United States and Canada. Additionally, in September 1996 we received final approval for another Section 214 authorization from the FCC to provide both facilities-based services and resale services (including both the resale of switched services and the resale of private lines for the provision of switched services) to all permissible international points. Finally, in September 1996 we also received final approval for another Section 214 authorization from the FCC to provide facilities-based service between the United States and the United Kingdom over the CANUS-1 and CANTAT-3 cable systems (the "Section 214 UK Facilities Authorization").

EMPLOYEES

         As of December 31, 1998, we had 488 full-time employees, 234 of whom were engaged in sales, marketing and customer service. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES.

         We currently occupy approximately 42,000 square feet of office space at two sites in New York City, which serve as our principal executive office and an international gateway switching center. The leases have an aggregate annual rental obligation of approximately $1,596,000 and expire on March 31, 2009 and May 31, 2007, respectively. We also lease approximately 26,000 square feet of office space in Somerset, New Jersey, which serves as our U.S. Network
Operations Center. In addition, we lease approximately 22,000 square feet of office space in Omaha, Nebraska, which serves as an operations center and a switching center. This lease has an annual rental obligation of approximately $120,000 and expires on May 31, 2004.

         We also lease office space in various cities in Europe where we maintain sales offices with annual rents ranging from $18,000 in Rome to $511,800 in London (based on foreign currency exchange rates in effect as of December 31, 1998). Our aggregate annual rental obligations for our European offices is approximately $2,038,000 (based on foreign currency exchange rates in effect as of December 31, 1998).

ITEM 3.  LEGAL PROCEEDINGS.

         We are involved from time to time in litigation incidental to the conduct of our business. We believe that any potential adverse determination in any pending action will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since completion of our initial public offering in October 1996 (the "IPO"), our common stock, $0.01 par value per share (the "Common Stock") has been traded on the Nasdaq Stock Market under the symbol "VYTL." As of March 10, 1999 there were 23,185,765 shares of Common Stock outstanding. We believe that there are in excess of 500 beneficial owners of our common stock. The following table sets forth, for each of the periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market.


                                              HIGH           LOW
1998
Fourth Quarter................................   23-1/2          6-7/8
Third Quarter ................................   22-3/4          8-1/8
Second Quarter................................   17-5/8          6-3/4
First Quarter ................................   14              5

1997
Fourth Quarter................................    7-7/8          4-1/2
Third Quarter ................................    6-3/4          4-1/8
Second Quarter................................    7              6
First Quarter ................................    9-1/2          6-1/2

1996
Fourth Quarter (from October 18, 1996)........   12-1/4          8-1/2

         To date, we have never declared or paid any cash dividends on our Common Stock and we do not expect to do so in the foreseeable future. We do not expect to generate any net income in the foreseeable future, but anticipate that future earnings generated from operations, if any, will be retained to finance the expansion and continued development of our business. Any future determination with respect to the payment of dividends on its Common Stock will be within the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements, the terms of the existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by our Board of Directors. In addition, our ability to pay cash dividends is currently restricted under the terms of the indentures, each dated April 8, 1998 between us and The Bank of New York, pursuant to which our outstanding senior notes and senior discount notes due 2008 were issued. On March 19, 1999, we raised approximately $365.5 million of gross proceeds through a high yield offering of senior notes. The principal purpose of this offering is to fund the further expansion of the Circe Network.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected Consolidated Statement of Operations, Other Financial Data and Balance Sheet Data as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from our Consolidated Financial Statements and the notes related thereto, which were audited by KPMG LLP, Independent Certified Public Accountants. The consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and the report of KPMG LLP thereon, are included elsewhere in this Report. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" our Consolidated Financial Statements, including the notes thereto, and the other financial data included elsewhere in this Report.


                                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------------------------
                                                                 1998            1997           1996          1995           1994
                                                                 ----            ----           ----          ----           ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AND OTHER OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
  Communication services revenue                               $135,188       $  73,018      $  50,419     $  32,313      $  26,268
  Operating expenses:
      Cost of communication services                            122,109          63,504         42,130        27,648         22,953
      Selling, general and administrative                        44,893          36,077         32,866        24,370         14,463
      Depreciation and amortization                              16,268           7,717          4,802         2,637            789
      Equipment impairment loss                                      -               -              -            560             -
                                                            -----------      ----------     ----------    ----------     ----------
        Total operating expenses                                183,270         107,298         79,798        55,215         38,205
                                                            -----------      ----------     ----------    ----------     -----------
  Operating loss                                                (48,082)        (34,280)       (29,379)      (22,902)       (11,937)
  Interest income                                                28,259           3,686          1,852         3,282            214
  Interest expense                                              (79,177)        (12,450)       (10,848)       (8,856)          (772)
                                                            ------------     -----------    -----------   -----------   ------------
  Loss before extraordinary loss                                (99,000)        (43,044)       (38,375)      (28,476)       (12,495)
      Extraordinary loss on debt prepayment                     (28,304)             -              -             -              -
                                                            ------------     -----------    -----------   -----------    -----------
  Net loss                                                     (127,304)        (43,044)       (38,375)      (28,476)       (12,495)
      Dividend on redeemable convertible preferred stock         (3,301)             -              -             -              -
                                                            ------------     -----------    -----------   -----------    -----------
  Net loss attributable to common stockholders              $  (130,605)     $  (43,044)    $  (38,375)   $  (28,476)    $  (12,495)
                                                            ============     ===========    ===========   ===========    ===========
  Loss per common share, basic and diluted:
  Before extraordinary item (1)                             $     (4.44)     $    (1.90)    $    (2.47)   $    (2.09)    $    (1.22)
                                                            ------------     -----------    -----------   -----------    -----------
  From extraordinary item                                         (1.23)              -              -             -              -
                                                            ------------     -----------    -----------   -----------    -----------
  Net loss attributable to
      common stockholders                                   $     (5.67)         $(1.90)    $    (2.47)   $    (2.09)    $    (1.22)
                                                            ============     ===========    ===========   ===========    ===========

OTHER FINANCIAL DATA:
   EBITDA(2)                                                   $(31,814)      $ (26,563)     $ (24,577)    $ (20,265)     $ (11,148)
   Net cash used in operating activities                        (60,318)        (22,525)       (26,331)      (18,489)       (11,571)
   Net cash used in investing activities                       (349,992)        (43,164)        (1,592)      (37,057)        (4,996)
   Net cash provided by (used in) financing activities          729,035          11,286         94,772        (2,306)        80,984
   Capital expenditures                                          94,674(3)       34,190          9,423        11,378          3,672
   Deficiency of earnings to fixed charges(5)                  (130,605)        (43,044)       (38,375)      (28,476)       (12,495)

OTHER OPERATING DATA:
   Billable minutes (000s)                                      383,875         140,918         62,249        25,932         14,981
   Average revenue per billable minute                      $        .34     $       .51    $       .80   $     1.23     $     1.70
   Average cost per billable minute                         $        .31     $       .44    $       .67   $     1.04     $     1.53
   Switches(4)                                                       15              14             13            10              2
   Points of presence(4)                                             34              33             13            11              3
   Customers(4)                                                  15,010          21,515         18,172         9,218          6,469

BALANCE SHEET DATA(4):
   Cash, cash equivalents and marketable securities            $501,282      $   47,143     $   92,982    $   35,066     $   66,762
   Restricted cash equivalents and restricted
      marketable securities                                     144,523(5)           -              -             -              -
   Property and equipment, net                                  266,256          54,094         21,074        15,715          6,933
   Total assets                                               1,009,111         126,809        134,664        65,613         83,923
   Long-term debt, excluding current installments               921,139          99,610         77,904        67,283         59,955
   Redeemable convertible preferred stock                        47,121              -              -             -              -
   Stockholders' (deficiency) equity                           (137,292)         (8,564)        38,483       (17,618)        10,985

-----------

(1) Net loss per share is computed on the basis described in Note 1 of our Consolidated Financial Statements.
(2) As used herein, "EBITDA" consists of earnings before interest, income taxes, extraordinary loss, dividends on preferred stock and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.
(3) As of December 31, 1998, we also had a $97.3 million payable for purchase of property and equipment. During 1998, we also acquired $30.4 million of assets under capital lease obligations.
(4)       Information presented as of the end of the periods indicated.
(5) Restricted cash equivalents include $9.3 million of funds deposited by Metromedia Fiber Networks, Inc. and Carrier 1, Inc. in connection with the joint construction of civil works associated with a national communications network being constructed by each party in Germany. See
          Note 3 to our Consolidated Financial Statements. Restricted marketable securities represents government obligations purchased by us which secure the payment of the next five interest payments on our outstanding senior notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, THE NOTES THERETO, AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS, INCLUDING, BUT NOT LIMITED TO, THE CONTINUED DEVELOPMENT OF OUR BUSINESS, ACTIONS OF REGULATORY AUTHORITIES AND COMPETITORS, PRICE DECLINES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS, SEE " - CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."

OVERVIEW

         Since our inception in 1991, we have invested heavily in developing our ability to provide international communications services within Western Europe and expanding our market presence. During the past seven years, we have made substantial investments in software and back office operations, an administrative infrastructure and a direct sales organization in Western Europe. Furthermore, we have created an extensive commercial telecommunications network in Western Europe which we believe is necessary to economically render the voice and data services we offer and intend to offer. We have also expanded our ability to generate revenues in North America, in part due to the acquisition of Flat Rate Communications, Inc., during 1998. Currently, our revenues are derived from wholesale and retail sales. Beginning in 1999, our revenues are expected to be derived from three primary sources: wholesale sales, retail sales (which is composed of sales to end users) and revenue from the sale of capacity on our network. Each revenue source has a different impact on our results of operations. The sale of capacity on the Circe Network will vary substantially from period to period and will result in fluctuations in our operating results. For a discussion of the effects of the Circe Network on communication services revenue and other line items, see "--The Circe Network."

         COMMUNICATION SERVICES REVENUE

         Our communication services revenue is currently based primarily on the number of minutes of use billed ("billable minutes") and, to a lesser extent, on the additional services and products provided through our network. While we provide both international and national long distance telecommunications services, we currently derive our communication services revenue principally from international long distance telecommunications services. We believe, however, that revenue from national long distance telecommunications services will continue to increase as a percentage of total communication services revenue as the Circe Network is completed.

         During recent years, the following key trends have affected the composition of our communication services revenue:

     o A growing proportion of our customers, particularly in Western Europe, now access our network using either "indirect access" or "dedicated access" rather than call re-origination or international toll-free access (See "Business--The Viatel Network").

     o We have continued to expand our wholesale business, which represented approximately 58.3%, 27.9% and 16.5% of total communication services revenue for 1998, 1997 and 1996, respectively. Our acquisition of Flat Rate Communications, Inc. during 1998 has, in part, resulted in a significant increase in our wholesale business, and has increased our revenues generated in North America. While we believe that the revenues generated in North America will continue to increase, we anticipate that the percentage of such revenue will decrease as a percentage of total communications revenue as revenues from Western Europe are expected to grow at an increasing rate and as we begin to recognize revenue from the sale of capacity.

     o Western Europe has continued to become an important market for us. During 1998, approximately 46.6% of our communication services revenue was generated in Western Europe, as compared to approximately 44.7% of such communication services revenue for 1997 and 41.9% for 1996. In contrast, communication services revenue from Latin America represented approximately 10.8% of our communication services revenue for 1998, as compared to approximately 22.2% for 1997, and communications services revenue from the Asia/Pacific Rim and other areas represented approximately 1.0% of our communication services revenue for 1998, as compared to approximately 11.2% for 1997. We anticipate that the revenue which we derive from Latin America will continue to decrease as a percentage of total communications revenue as we continue to grow our business in Western Europe.

         We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets, in part as a result of increasing worldwide competition within the telecommunications industry. We believe, however, that the impact on our results of operations from price decreases will be at least partially offset by (1) continuing decreases in our cost of providing telecommunications services, particularly those decreases resulting from our continued efforts to convert from leased to owned infrastructure and reduce interconnection costs through the use of the Circe Network as it is expanded, (2) the introduction of new products and services and (3) our ability to enter into additional interconnection agreements. There can be no assurance, however, that the results referred to in the foregoing forward-looking statement, including a decline in our cost of communication services, can be achieved.

         The table set forth below presents our communication services revenue, as a percentage of total revenue, from different regions (based on where calls originated on our Network):

                                          Year Ended December 31,
                                   ----------------------------------
                                      1998       1997        1996
                                      ----       ----        ----
Western Europe                        46.6%      44.7%       41.9%
North America                         41.6       21.9        16.9
Latin America                         10.8       22.2        28.4
Asia/Pacific Rim and Other             1.0       11.2        12.8


         COST OF COMMUNICATION SERVICES

         Our cost of communication services can be classified into three general categories: access costs, network costs and termination costs. Access costs generally represent the costs associated with transporting the traffic from a customer's premises to the closest access point on the Viatel network. Access costs vary depending upon the distance to the customer's premises and from country to country. We currently expect that the effective per minute cost of these access costs will be reduced as deregulation continues and competition accelerates, certain European Union directives requiring cost-oriented pricing (i.e., costs that an effectively competitive market would yield or that deregu-lation would seek to ensure) by incumbent telecommunications operators are enforced and as we are able to obtain cost effective interconnection agreements, although there can be no assurance regarding the extent or timing of such cost decreases. In the event that such access costs were to fall at a slower rate than our price per minute, our gross margins could be adversely impacted.

         Network costs represent the costs of transporting calls over our network from its point of entry to its point of exit. Network costs generally consist of leased line rental costs, facility/network management costs and costs associated with interconnection with facilities of incumbent telecommunications operators. Network costs will decrease substantially as each ring of the Circe Network is placed into service and we secure infrastructure ownership on other routes, which will enhance gross margins. However, there will be an associated increase in depreciation and amortization expense (which is included in a different line item). In order to succeed, we will need our per minute cost of services to decline substantially compared to our per minute revenue. We generated only $.03 of gross profit per minute in 1998. See "--Depreciation and Amortization."

         Termination costs currently represent the costs which we are required to pay to other carriers from the point of exit from our network to the point of destination. Termination costs are generally variable with traffic volume and traffic mix. If a call is terminated in a city in which we have a switch or point of presence, the call is usually transferred to the public switch telephone network for local termination. If the call is to a location in which we do not have a switch or point of presence, then the call must be transferred to another carrier with which we are interconnected. We utilize least cost routing designed to terminate traffic in the most cost effective manner. We believe that local termination costs should decrease as we (1) add additional switches and points of presence, (2) interconnect with additional incumbent telecommunications operators and other infrastructure providers and (3) construct or purchase additional transmission facilities. Local termination costs should also decrease as new telecommunications service providers emerge and, in Western Europe, as European Union member states implement and enforce regulations requiring incumbent telecommunications operators to establish rates which are set at the forward-looking, long run economic costs that would be incurred by an efficient provider using state-of-the-art technology. We cannot provide any assurance regarding the results referred to in the foregoing forward-looking statements, including the extent or timing of cost decreases. See "--Certain Factors Which May Affect Our Future Results."

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Our selling, general and administrative expenses include commissions paid to independent sales representatives and overhead costs associated with our headquarters, back office and network operations centers and sales offices. Our selling, general and administrative expenses have continued to increase since our inception as we developed and expanded our business, although these expenses have fallen as a percentage of communications revenue. We anticipate that these expenses will continue to increase as our business is expanded in the future, however, we cannot provide any assurance that this will be the case. We anticipate that these expenses will continue to be incurred in advance of anticipated related communication services revenue.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of telecommunications-related equipment such as switches and points of presence, indefeasible rights of use and minimum investment units, furniture and equipment, leasehold improvements, and amortization of intangibles assets, including goodwill and costs associated with acquired employee base and sales forces. We depreciate our network over periods ranging from five to 15 years and amortize our intangible assets over periods ranging from three to 25 years. We expect depreciation and amortization expense to increase as we further expand our network, particularly as each ring of the Circe Network is placed into service, at least until significant portions of the Circe Network are sold.

THE CIRCE NETWORK

         The Circe Network, which is being constructed with funds raised by us through our April 1998 and March 1999 high yield offerings, is expected to have significant effects on our results of operations. The sale of capacity on the Circe Network will vary substantially from period to period and may result in fluctuations in our operating results. We will capitalize all of the costs associated with designing, building, funding and placing each ring of the Circe Network into service.

         We intend to sell capacity on the Circe Network. Revenue from capacity sales that qualify under generally accepted accounting principles to be treated as sales will be recognized in the period when the capacity is sold under a line item to be titled "Capacity sales revenue." The related cost of sales will be reported in the same period. With respect to any given sale of capacity, the related cost of capacity sales will be equal to a proportionate amount of the total capitalized cost of the Circe Network. Revenue from leases of private line circuits, which will be included in communications services revenue, will be recognized on a straight line basis over the life of the lease. The portion of the total capitalized cost of the Circe Network used to provide leased private line circuits will be included in property and equipment and charged to depreciation and amortization over its useful life.

         In addition, we expect to trade capacity on the Circe Network for capacity on other cable systems. These trades of capacity are expected to be non-monetary exchanges and are not expected to have a material affect on our statement of operations. We will also incur selling, general and administrative expenses with respect to the Circe Network that will not be capitalized and will affect our results of operations, particularly while the Circe Network is being designed and built and placed into service, and will incur additional operating and maintenance expenses until capacity on the Circe Network is sold. As a result of financing the Circe Network with debt, we will capitalize a portion of the interest incurred that relates to the construction of the Circe Network until it is placed in service and will incur substantial increases in interest expense thereafter.

         The Circe Network is expected to decrease our per minute costs of communication services.

RESULTS OF OPERATIONS

         The following table summarizes the breakdown of our results of operations as a percentage of communication services revenue:

                                               1998          1997       1996
                                             --------      --------   --------
Communication revenue                          100.0%       100.0%     100.0%
Cost of communication services                  90.3%        87.0%      83.6%
Selling, general and administrative expenses    33.2%        49.4%      65.2%
Depreciation and amortization                   12.0%        10.6%       9.5%
EBITDA loss (1)                                (23.5%)      (36.4%)    (48.7%)

-------------------
(1) As used herein "EBITDA" consists of earnings before interest, income taxes, extraordinary loss, dividends on preferred stock and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

1998 COMPARED TO 1997

         COMMUNICATION SERVICES REVENUE. Communication services revenue increased by 85.1% to $135.2 million on 383.9 million billable minutes for 1998 from $73.0 million on 140.9 million billable minutes for 1997. Communication services revenue growth for 1998 was generated primarily from increased European retail traffic and growth in our carrier business in Western Europe and in North America which was partially offset by decreased revenue from our Pacific Rim and Latin American operations.

         The overall increase of 172.4% in billable minutes from 1997 to 1998 was partially offset by declining revenue per billable minute, as revenue per billable minute declined by 33.3% to $.34 in 1998 from $.51 in 1997, primarily because of (1) a higher percentage of lower-priced intra-European and intranational long distance traffic on our network as compared to intercontinental traffic, (2) a higher percentage of lower-priced carrier traffic as compared to retail traffic and (3) reductions in certain rates charged to retail customers in response to pricing reductions enacted by incumbent telecommunications operators and other carriers in many of our markets. See "- Cost of Communication Services."

         Communication services revenue per billable minute from the sale of services to retail customers, which represented 41.7% of total communication services revenue for 1998, compared to 72.1% for 1997, decreased 43.5% to $.39 in 1998 from $.69 in 1997. Communication services revenue per billable minute from the sale of services to carriers and other resellers increased by 3.3% to $.31 in 1998 from $.30 in 1997 due primarily to changes in traffic mix. The number of contracted customers billed declined 30.2% to 15,010 at December 31, 1998 from 21,515 at December 31, 1997. This decline in contracted customers billed is primarily attributable to our Pacific Rim operations where the number of customers billed declined 93.2% to 369 at December 31, 1998 from 5,424 at December 31, 1997, representing a net loss of 5,055 customers, as a result of currency fluctuations caused by the Asian economic crisis, which made our rates noncompetitive.

         During 1998, approximately 46.6% of our communication services revenue was generated in Western Europe as compared to approximately 44.7% of our communication services revenue during 1997. Communication services revenue from Latin America represented approximately 10.8% of our communication services revenue during 1998 compared to approximately 22.2% of our communication services revenue during 1997. Communication services revenue from the Pacific Rim represented approximately 1.0% of our communication services revenue during 1998 as compared to approximately 11.2% during 1997.

         During 1998 as compared to 1997, we significantly increased our carrier business through which we sell switched minutes, private lines and ports to carriers, Internet service providers and other resellers. The carrier business has enabled us to recover partially the costs associated with increased capacity in advance of demand from retail customers. The resulting economies of scale have allowed us to use our network more profitably for network originations and terminations within Europe. The carrier business represented approximately 58.3% of total communication services revenue and approximately 62.0% of billable minutes for 1998 as compared to approximately 27.9% of total communication services revenue and approximately 46.1% of billable minutes for 1997. The increase in communication services revenue derived from carriers and other resellers is partially attributable to the acquisition of Flat Rate Communications, Inc., a long distance telecommunications reseller, on February 27, 1998, which also significantly increased our North American revenues.

         COST  OF  COMMUNICATION   SERVICES.   Cost  of  communication  services
increased to $122.1 million in 1998 from $63.5 million in 1997 and, as a percentage of communication services revenue, increased to approximately 90.3% from approximately 87.0%. Our gross margin decreased, as a percentage of communication services revenue, to 9.7% for 1998 from 13.0% for 1997. This expected decrease was primarily due to (1) decreased revenue per minute resulting from price competition and foreign currency fluctuations which was not offset by corresponding decreases in infrastructure costs, (2) increased sales to carrier customers which generate substantially lower margins, and (3) an increase in intra-European and national long distance traffic compared to higher margin international traffic. This decrease in gross margin, as a percentage of revenue, is one of the principal reasons we initiated a strategy to own key elements of our network infrastructure. Although it did not decrease as fast as revenues per minute, our average cost per billable minute decreased to $.31 during 1998 from $.44 during 1997, a 29.5% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to increased traffic being routed through our network and increased switched minutes generated by our carrier business, both of which increased the utilization of fixed cost leased lines. Increased utilization of our network also reduced costs on a per minute basis with respect to European long distance telecommunications services.

         Cost of communication services increased in 1998 in part because of the relatively high cost of leased infrastructure. These costs are expected to decrease as a percentage of communication services revenue as we continue to migrate from leased to owned infrastructure. From 1997 to 1998, we increased our private line circuits capacity and, as a result, costs for private line circuits increased to approximately $17.1 million for 1998 (approximately 12.6% of communication services revenue) from approximately $9.6 million for 1997 (approximately 13.1% of communication services revenue).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $44.9 million in 1998 from $36.1 million in 1997 and, as a percentage of communication services revenue, decreased to approximately 33.2% in 1998 from approximately 49.4% in 1997. Much of these expenses are attributable to overhead costs associated with our headquarters, back office and network operations as well as maintaining sales offices. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 49.3% and 51.6% for 1998 and 1997, respectively. Advertising and promotion expenses, as a percentage of total selling, general and administrative expenses, were approximately 3.6% and 1.2% for 1998 and 1997, respectively. We expect to incur additional expenses as we continue to invest our sales and marketing infrastructure and actively market our products and services.

         EBITDA LOSS. EBITDA loss increased to $31.8 million for 1998 from $26.6 million for 1997. As a percentage of communication services revenue, EBITDA loss decreased to approximately 23.5% in 1998 from approximately 36.4% in 1997. These losses resulted from lower gross margins as a percentage of communication services revenue due to the relatively high cost of intra-European leased lines which was compounded by the impact on revenue of aggressive price reductions implemented by incumbent telecommunications operators.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased to approximately $16.3 million in 1998 from approximately $7.7 million in 1997. The increase was due primarily to (1) the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997 and (2) the amortization of goodwill associated with the acquisition of Flat Rate Communications, Inc. in February 1998. Depreciation expense will increase substantially as each ring of the Circe Network becomes operational.

         INTEREST. Interest expense increased to approximately $79.2 million in 1998 from approximately $12.5 million in 1997 primarily as a result of our high yield offering completed in April 1998. Interest income increased to approximately $28.3 million for 1998 from approximately $3.7 million in 1997 primarily as a result of the interim investment of the net proceeds from the 1998 high yield offering. During 1998, we capitalized $3.3 million of interest costs.

1997 COMPARED TO 1996

         COMMUNICATION SERVICES REVENUE. Communication services revenue increased by 44.8% to $73.0 million on 140.9 million billable minutes for 1997 from $50.4 million on 62.2 million billable minutes for 1996. Communication services revenue growth for 1997 was generated primarily from increased traffic volume on our network from growth in our carrier business and, to a lesser extent, increased traffic volume in Latin America and the Pacific Rim.

         The overall increase of 126.4% in billable minutes from 1996 to 1997 was partially offset by declining revenue per billable minute, as average revenue per billable minute declined by 36.3% to $.51 in 1997, from $.80 in 1996 primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic from our network as compared to intercontinental traffic, (2) a higher percentage of lower-priced carrier traffic as compared to retail traffic, (3) reductions in certain rates charged to retail customers in response to pricing reductions enacted by certain incumbent telecommunications operators and other carriers in many of our markets, (4) changes in customer access methods and (5) foreign currency fluctuations. See "- Cost of Communication Services."

         Communication services revenue per billable minute from the sale of services to retail customers, which represented 72.1% of total communication services revenue in 1997, compared to 83.5% in 1996, decreased to $.69 in 1997 from $1.04 in 1996 . Communication services revenue per billable minute from the sale of services to carriers and other resellers decreased from $.38 in 1996 to $.30 in 1997, primarily as a result of price competition. The number of customers billed rose 18.4% from 18,172 at December 31, 1996 to 21,515 at December 31, 1997.

         During 1997, approximately 44.7% of our communication services revenue was generated in Western Europe as compared to approximately 41.9% of our communication services revenue in 1996. Despite an increase of approximately 14.1% over 1996, communication services revenue from Latin America represented approximately 22.2% of our communication services revenue during 1997 as compared to approximately 28.4% of our communication services revenue during 1996. Communication services revenue from the Pacific Rim represented approximately 11.2% of our communication services revenue in 1997 as compared to approximately 12.4% of our communication services revenue during 1996.

         The carrier business represented approximately 27.9% of total communication services revenue and approximately 46.1% of billable minutes for 1997 as compared to approximately 16.5% of total communication services revenue and approximately 35.2% of billable minutes for 1996. This increase in communication services revenue represents an increase of approximately 147.0% over 1996.

         COST OF COMMUNICATION SERVICES. Cost of communication services increased to $63.5 million in 1997 from $42.1 million in 1996 and, as a percentage of communication services revenue, increased to approximately 87.0% from approximately 83.6% for 1997 and 1996, respectively. Our gross margin decreased to 13% for 1997 from 16.4% for 1996. This decrease was primarily due to (1) decreased revenue per minute resulting from price competition and foreign currency fluctuations which were not offset by corresponding decreases in infrastructure costs, (2) increased sales to carrier customers which generate substantially lower margins, and (3) an increase in intra-European and national long distance traffic compared to higher margin international traffic. Although it did not decrease as fast as revenues per minute, our average cost per billable minute decreased to $.44 during 1997 from $.67 during 1996, a 34.3% decrease. This decrease, which partially offset the effect of the decline in average revenue per billable minute, was attributable primarily to (1) increased traffic being routed through our network, which increased the utilization of fixed cost leased lines, (2) increased switched minutes generated by our carrier business, which also increased the utilization of fixed cost leased lines, and
(3) changes in customer access methods. Increased European network utilization helped reduce costs on a per minute basis with respect to European long distance telecommunications services.

         Cost of communication services increased in 1997 because of the relatively high cost of leased infrastructure and the accelerated rollout of European points of presence. These costs are expected to decrease as a percentage of communication services revenue as we continue our efforts to convert from leased to owned capacity. We increased our private line circuits capacity by 311%, and as a result the fixed costs associated with our network, costs for private line circuits increased to approximately $6.0 million for 1997 (approximately 8.2% of communication services revenue) from approximately $4.1 million for 1996 (approximately 8.2% of communication services revenue).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $36.1 million in 1997 from $32.9 million in 1996 and, as a percentage of communication services revenue, decreased to approximately 49.4% in 1997 from approximately 65.2% in 1996. Much of these expenses are attributable to overhead costs associated with our headquarters, back office and network operations as well as maintaining a physical presence in seventeen different jurisdictions. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 51.6% and 49.0% for 1997 and 1996, respectively.

         EBITDA LOSS. EBITDA loss increased to $26.6 million for 1997 from $24.6 million for 1996. As a percentage of communication services revenue, EBITDA loss decreased to approximately 36.4% in 1997 from approximately 48.7% in 1996. These losses resulted from lower gross margins as a percentage of communication services revenue due to the relatively high cost of intra-European leased lines which was compounded by the impact on revenue of aggressive price reductions implemented by certain incumbent telecommunications operators.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased to approximately $7.7 million in 1997 from approximately $4.8 million in 1996. The increase was due primarily to the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997.

         INTEREST. Interest expense increased to approximately $12.5 million in 1997 from approximately $10.8 million in 1996 due to the accretion of non-cash interest on the notes we issued in 1994. Interest income increased to approximately $3.7 million in 1997 from approximately $1.9 million for 1996, primarily as a result of the investment of the net proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses from operating activities in each year since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have utilized cash provided by financing activities to fund operating losses and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. In particular, in 1996 we raised approximately $104.0 million of gross proceeds (approximately $94.5 million net proceeds) from the sale of our common stock, in 1998 we completed a high yield offering through which we raised approximately $889.6 million of gross proceeds (approximately $856.6 million of net proceeds) and in March 199 we completed a high yield offering through which we raised approximately $365.5 million of gross proceeds (approximately $352.6 million of net proceeds). A portion of the proceeds from the 1998 high yield offering was utilized by us to retire our 15% Senior Discount Notes due 2005 pursuant to a tender offer. Additionally, a portion of the proceeds from the 1998 and 1999 high yield offerings was used to purchase securities which were pledged as security for each of the interest payment on the notes. As of December 31, 1998, we had $501.3 million of cash, cash equivalents and other liquid investments and $144.5 million of restricted cash equivalents and other restricted investments which secure the next five interest payments on our outstanding high yield notes. Approximately $78.2 million of the proceeds from the March 1999 offering were used to purchase government obligations which will be recorded as restricted investments in our first quarter financials.

         We believe that the net proceeds from the March 1999 high yield offering, together with cash and marketable securities on hand and the sale of capacity on the Circe Network will provide sufficient funds for us to expand our business as planned and to fund operating losses for at least the next 12 to 18 months. However, the amount of our future capital requirement will depend on a number of factors, including the success of our business, the start-up dates of each ring of the Circe Network, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, we are unable to convert from leased to owned infrastructure in accordance with our current plans or the net proceeds of this offering, cash and investments on hand, equity offerings and the proceeds from the sale of capacity on the Circe Network prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be assurance that such financing will be available on acceptable terms or at all.

         CAPITAL EXPENDITURES; COMMITMENTS. The development of our business has required substantial capital expenditures. During 1998, we had capital expenditures of approximately $94.7 million, acquired $30.4 million of assets under capital lease obligations and at December 31, 1998, had $97.3 million payable for purchase of property and equipment. We have entered into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating $168.8 million at December 31, 1998. During 1999, we also intend to enter into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating over $500 million. At December 31, 1998, we entered into a letter of intent with Metromedia Fiber Networks, Inc. and Carrier 1, Inc. to jointly construct the civil works associated with a national communications network being constructed by each party in Germany. In February 1999, the parties entered into a definitive agreement which required each party to supply a standby letter of credit to cover the construction costs related to their portion of the network. In addition, we have minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.2 million for 1999.

         FOREIGN CURRENCY. We have exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of our communication services revenue in the local European currency in countries where the local currency is relatively stable while many of our obligations, including a substantial portion of our transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, we billed in U.S. Dollars. For 1998, approximately 45.4% of our communication services revenue was billed in various European currencies. Debt service on certain of the notes issued in our 1998 high yield offering are currently payable in Euros. Substantially all of the costs of acquisition and upgrade of our switches have been, and are expected to continue to be, U.S. Dollar denominated transactions. A substantial portion of the costs to construct each ring of the Circe Network has been and will continue to be denominated in various European currencies, including the Euro. Most of the European currencies in which we do business converged effective January 1, 1999, with the exception of the Pound Sterling.

         With the continued expansion of our network, a substantial portion of the costs of communications service, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, will be charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from communication services revenue that was billed in local currencies. Consequently, we believe that our financial position as of December 31, 1998 and our results of operations for the year ended December 31, 1998 were not significantly impacted by fluctuations in the U.S. Dollar in relation to European currencies.

YEAR 2000

         The Year 2000 problem is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, such date sensitive computer programs, microprocessors and embedded systems may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruptions in operations.

         In an effort to assess our Year 2000 state of readiness, during 1997 we began performing a complete inventory assessment of all of our internal systems, which we have divided into two categories, business essential and support systems. Business essential systems include communications switching systems and billing systems. The inventory of our business essential systems is complete. The backbone of our communications network is primarily composed of Nortel switches which are Year 2000 complaint with the exception of one Nortel switch which is scheduled for upgrade in April 1999. Additional testing has been done on our Nortel switches to ensure Year 2000 compliance. Certain ancillary switches used in our communications network are currently not Year 2000 compliant. We have identified the upgrades required to make these switches compliant and have developed a plan to complete the upgrades by July 1999. Our message processing and billing systems, which are used to record and process millions of call detail records, are Year 2000 compliant. Additional testing using a wide range of data has been planned and is scheduled for completion in May 1999.

         Our inventory and assessment of our support systems is approximately 30% complete. The global nature of our business makes the inventory of these systems more difficult. Most of these systems have been purchased within the last year and have already been assessed for Year 2000 problems prior to purchase. The assessment of all remaining systems are scheduled to be completed by July 1999. We will replace or modify any non-compliant Year 2000 systems as required.

         We have initiated formal communications with the key carriers and other vendors on which our operations and infrastructure are dependent to determine the extent to which we are susceptible to a failure resulting from such third parties' inability to remediate their own Year 2000 problems. There can be no assurance that the carriers and other vendors on which our operations and infrastructure rely are or will be Year 2000 compliant in a timely manner. Interruptions in the services provided to us by these third parties could result in disruptions in our services. Depending upon the extent and duration of any such disruptions and the specific services affected, such disruptions could have a material adverse affect on our business, financial condition and results of operations. As a contingency against any possible disruptions in services provided by vendors, we have sought to diversify our vendor base. We believe that the diversity of our vendor base is sufficient to mitigate Year 2000 related disruptions in service to our customers. In addition, we believe that the fact that we conduct business in, and derive revenue from, multiple Western European countries helps to mitigate the potential impact of Year 2000 related disruptions.

         In addition, disruptions in the economy generally resulting from Year 2000 problems could also have a material adverse effect on us. We could be subject to litigation resulting from any disruption in our services. The amount and potential liability or lost revenue cannot be reasonably estimated at this time.

EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Union established irrevocable fixed conversion rates between their existing sovereign currencies and a single currency called the Euro. The sovereign currencies are scheduled to remain legal tender as denominations of the Euro during a transition period from January 1, 1999 to January 1, 2002.

         We have completed an internal analysis regarding business and systems issues related to the Euro conversion and, as a result, made necessary modifications to our business processes and software applications. We are now able to conduct business in both Euro and sovereign currencies on a parallel basis, as required by the European Union.

         We believe that the Euro conversion has not and will continue to not have a significant impact on our business strategy in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

INFLATION

         We do not believe that inflation has had a significant effect on our operations to date.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for us in the year 2000. We have not completed our analysis of the impact of this statement on our financial statements but do not currently believe it will be material.

         The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We are required to adopt both new statements in the first quarter of 1999. The adoption of these statements is not expected to have a material effect on our consolidated financial statements.

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR BUSINESS

         We have now and will continue to have a significant amount of indebtedness (approximately $1.3 billion). Our substantial indebtedness could have important consequences to you. For example, it could:

          o increase the chance that we will not be able to make payments on our outstanding indebtedness;

          o limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

          o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the funds available to us for other purposes, including working capital, capital expenditures, acquisitions and general corporate purposes;

          o make us more vulnerable to economic downturns, limiting our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

          o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

          o    place  us  at  a   competitive   disadvantage   compared  to  our
               competitors that have less debt; and

          o limit, along with the financial and other restrictive covenants, our ability to borrow additional funds.

TERMS OF OUR INDEBTEDNESS RESTRICT OUR CORPORATE ACTIVITIES

         The indentures under which our long-term debt was issued restrict, and in some cases significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

          o    incur additional indebtedness,

          o    make prepayments of certain indebtedness,

          o    pay dividends,

          o    make investments,

          o    engage in transactions with stockholders and affiliates,

          o    issue capital stock,

          o    create liens,

          o    sell assets, and

          o    engage in mergers and consolidations.

         However, the limitations contained in our indentures are subject to a number of important qualifications and exceptions. In particular, while the indentures restrict our ability to incur additional indebtedness, they permit us and our subsidiaries to, among other things, incur an unlimited amount of secured indebtedness to finance telecommunications assets and build-out. If we incur new indebtedness, the related risks that we and our subsidiaries now face could intensify.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR BUSINESS AND, TO DATE, WE HAVE INCURRED SUBSTANTIAL NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS

         We commenced operations in 1991. Consequently, we have only a limited operating history upon which you can evaluate our business. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties frequently encountered by companies in their early stage of development.

         Our operating loss, negative EBITDA and net loss has increased for each of the last four years. In 1998, we had an operating loss of $48.1 million, negative EBITDA of $31.8 million and a net loss of $127.3 million. We also had interest expense of $79.2 million and capitalized interest of $3.3 million. Interest expense will increase substantially as a result of this offering. These losses and interest expense present a significant risk for investors. We need to begin placing traffic on the Circe Network to reverse these trends.

         Our negative EBITDA and negative cash flows are likely to continue beyond the year 2000 if:

          o    we extend our expansion plans,

          o    prices charged to end users decline faster than we anticipated,

          o interconnection rates and wholesale prices paid by us do not decline as quickly as we anticipated, or

          o    any  of  the  other  risks   described  in  this  Annual   Report
               materialize.

         Accordingly, we cannot assure you that we will achieve or sustain profitability or positive cash flows from operating activities in the future. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and future debt service requirements which would have a material adverse effect on our business, financial condition and results of operations. See "-Our Future Growth will Require Substantial Additional Capital Requirements Which May Exceed Budgeted Amounts" and "- Our Operating Results May Be Subject to Substantial Fluctuations."

OUR FUTURE GROWTH WILL REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL REQUIREMENTS WHICH MAY EXCEED BUDGETED AMOUNTS

         We currently have budgeted approximately $720 million for capital expenditures in 1999 and 2000, including the proposed expansion of our network into southern France and Switzerland. That network expansion could cost us as much as $350 million including civil construction costs and the cost of network equipment and related facilities. We will seek to reduce this amount by sharing civil construction costs with a partner. However, we do not currently have a partner for the expansion project. If we do not find a partner, we may be required to reduce our planned network expansion. In that event, we might not build a "ring." As a result, a fiber cut would interrupt our service on that segment. We cannot assure you that actual costs of our network expansion projects will not substantially exceed our budget for these projects. Future sources of financing may include:

          o    additional public and private debt and equity offerings,

          o    project financing,

          o    equipment financings, and

          o    the sale of capacity on our network.

         We cannot assure you that additional financing arrangements will be available to us on acceptable terms or at all. Moreover, the amount of our outstanding indebtedness may adversely affect our ability to raise additional funds.

         We believe that the net proceeds from our 1998 and 1999 high yield offerings, cash and investments on hand and the sale of capacity on our network will provide sufficient funds for us to expand our business as planned and to fund our operating losses for at least the next 12 to 18 months. However, the actual amount of our future capital requirements will depend on a number of factors, including:

          o    the success of our business;

          o the start-up and ready-for-service dates for new transmission infrastructure;

          o    the rate at which we further expand our network;

          o    the types of services that we offer;

          o    staffing levels;

          o    acquisitions and customer growth; and

          o    other  factors  that  are  not  within  our  control,   including
               competitive conditions, government regulatory developments and capital costs.

         In the event that our plans or assumptions change or prove to be inaccurate or available cash and proceeds from the sale of equity securities and capacity on our network prove to be insufficient to fund our growth in the manner and at the rate we currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated.

SIGNIFICANT PRICE DECLINES RESULTING FROM COMPETITION AND OTHER FACTORS MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

         Prices for international long distance calls were historically kept artificially high in part by above-cost international settlement rates which allowed carriers to enjoy high gross margins on international calls. However, many observers believe that, given the negligible marginal cost to a facilities-based carrier of carrying an international call and given the emergence of competition in many countries, the international settlement rate system is in the process of collapsing and that the price of international calls will not be sufficiently more expensive than domestic long distance calls. In addition, the European Union Interconnection Directive, which became effective in January 1998, requires European Union operators with significant market power to charge cost-based and non-discriminatory prices for transmission of cross-border traffic. This has had an effect on settlement rates with countries and territories outside the European Union and may also contribute to the collapse of the international settlement rate system. For the foregoing reasons, during the past year substantial price reductions were reflected in international rates, particularly the rates charged for calls between countries where competition exists. This represents a steep decline from rates charged for such calls as recently as several years ago and we expect rates on international calls, particularly between the United States and Western Europe, to continue to decline significantly. Furthermore, the Federal Communications Commission (the "FCC") has adopted the international settlement rate order, which is designed to bring downward pressure on international telephone rates by requiring U.S. carriers to pay lower settlement rates to their correspondent foreign carriers.

         Industry observers predict that telephone charges will be less affected by the distance a call is carried, particularly with the possible increased use of voice services over the Internet. As a consequence, if we are unable to effectively implement our strategy of owning, rather than leasing, facilities, we will not be able to increase our gross margin on international calls which, absent a substantial increase in billable minutes of traffic carried or charges for additional services, would have a material adverse effect on our business, financial condition and results of operations. In addition, during 1998 a number of incumbent telecommunications operators took steps to substantially reduce retail prices, in excess of reductions in wholesale prices, in an effort to protect their market and deter competitors, such as us. See "- Our Industry Is Highly Competitive, Many Participants Have Greater Resources Than We Do."

INABILITY TO MANAGE EFFECTIVELY OUR GROWTH STRATEGY COULD ADVERSELY AFFECT OUR OPERATIONS

         Our rapid and continued growth has placed, and is expected to continue to place, a significant strain on our administrative, operational and financial resources and has increased demands on our systems and controls. In addition, we cannot assure you that we will be able to successfully add services or expand our geographic markets or that existing regulatory barriers to our current or future operations will be reduced or eliminated. As we increase our services and expand our geographic markets, there will be additional demands on our customer support, sales and marketing and administrative resources and network infrastructure. We cannot assure you that our systems and infrastructure will be adequate to maintain and effectively monitor future growth or that we will be able to successfully attract, train and manage additional employees. The failure to continue to upgrade our administrative, operating and financial control systems and infrastructure or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations.

OUR OPERATING RESULTS MAY BE SUBJECT TO SUBSTANTIAL FLUCTUATIONS

         Our quarterly operating results have fluctuated in the past, primarily as a result of the evolution of our business, and may fluctuate substantially in the future as a result of a variety of factors, including:

          o    pricing changes in the industry;

          o the start-up and ready-for-service dates of each phase of the Circe Network;

          o    timing of capacity sales;

          o changes in the mix of services sold or channels through which those services are sold;

          o changes in user demand, customer terminations of service, capital expenditures and other costs relating to the expansion of our network;

          o the timing and costs of any acquisitions of customer bases and businesses, services or technologies;

          o    the timing and costs of marketing and advertising efforts;

          o    the effects of government regulation and regulatory changes; and

          o    specific economic conditions in the telecommunications industry.

         Variability in our operating results could have a material adverse effect on our business, financial condition and results of operations. Any significant shortfall in demand for our services in relation to our expectations, or the occurrence of any other factor which causes revenue to fall significantly short of our expectations, would also have a material adverse effect on our business, financial condition and results of operations. In addition, the uncertainty of revenue growth coupled with substantial planned increases in operating expenses and the continued evolution in our transmission methodology from switchless resale to use of our network may result in substantial quarterly fluctuations in our operating results.

OUR INDUSTRY IS HIGHLY COMPETITIVE, MANY PARTICIPANTS HAVE GREATER RESOURCES THAN WE DO

         Our  success   depends   upon  our   ability  to  compete   with  other
telecommunications providers in each of our markets many of which have substantially greater financial, marketing and other resources than we do. These providers include the incumbent telecommunications operator in each country in which we operate, global alliances among some of the world's largest telecommunications carriers, such as "Global One" (Sprint, France Telecom and Deutsche Telekom), an alliance between MCI Worldcom and Telefonica de Espana, an alliance between AT&T and British Telecom and new entrants, such as alternative carriers, Internet backbone networks and other service providers. Other potential competitors include:

          o    cable communications companies,

          o    wireless telephone companies,

          o    electric and other utilities with rights-of-way,

          o    railways,

          o    microwave carriers, and

          o    large end-users which have private networks.

         If our competitors devote significant additional resources to the provision of international or national long distance telecommunications services to our target customer base, this action could have a material adverse effect on our business, financial condition and results of operations and we cannot assure you that we will be able to compete successfully. The intensity of competition and price declines have increased over the past several years and we believe that competition and price declines will continue to intensify, particularly in Western Europe, as other providers obtain operative connectivity.

         Customers in most of our current and targeted European markets are not accustomed to obtaining services from competitors to incumbent telecommunications operators and may be reluctant to use emerging telecommunications providers, such as us. In particular, our target customer base may be reluctant to entrust their telecommunications needs to new operators that are believed to be unproven. In addition, in continental Europe, certain of our competitors, including the incumbent telecommunications operators, provide potential customers with a broader range of services than we currently offer.

         Competition for customers in the telecommunications industry is primarily based on price and quality of services offered. We price services primarily by offering discounts to the prices charged by incumbent telecommunications operators and other major competitors. However, prices for international long distance calls have decreased substantially over the past few years in the markets in which we currently maintain operations and in which we expect to establish operations. Some of our larger competitors may be able to use their greater financial resources to cause severe price competition in the countries in which we operate and expect to operate. Incumbent telecommunications operators in Western Europe are responding to deregulation far more rapidly and aggressively than occurred after deregulation in the United States and the United Kingdom. We expect that prices for our services will continue to decrease for the foreseeable future and that incumbent telecommunications operators and other dominant telecommunications providers will continue to improve their product offerings. The improvement in product offerings and customer service by the incumbent telecommunications operators could have a material adverse effect on our competitiveness to the extent that we are unable to provide similar levels of offerings and services. If the incumbent telecommunications operator in any jurisdiction uses its competitive advantages to their fullest extent, our operations in such jurisdiction would be adversely affected. Furthermore, the marginal cost of carrying calls over fiber optic cable is extremely low. As a result, certain industry observers have predicted that, within a few years, there may be dramatic and substantial price reductions and that long distance calls will not be significantly more expensive than local calls. In addition, certain carriers are implementing plans to offer telecommunications services over the Internet at substantially reduced prices. Any price competition could have a material adverse effect on our business, financial condition and results of operations.

         Incumbent telecommunications operators generally have certain competitive advantages that we and other competitors do not have due to their control over local connectivity. We currently rely on the incumbent telecommunications operators for access to the public switched telephone network and the provision of leased lines, and the failure of the incumbent
telecommunications   operators  to  provide  such  access  or  leased  lines  at reasonable pricing or within a reasonable time frame could have a material adverse effect on our business, financial condition and results of operations. The reluctance of some national regulators to provide operative interconnection as a result of their failure to grant regulatory approvals, provide necessary provisioning and enforce access to such operators' networks and essential facilities could have a material adverse effect on our competitive position. We cannot assure you that we will be able to compete effectively in any of our current or proposed markets.

A SIGNIFICANT PORTION OF OUR REVENUES ARE DERIVED FROM CARRIER CUSTOMERS

         We derive a significant portion of our revenues from a relatively small number of carrier customers. In 1998, carrier customers accounted for 58.3% of our total communications revenues with the top five carrier customers accounting for 25.8% of such amount. Over the next several years, we expect to continue to derive a substantial portion of our revenues from carrier customers. Accordingly, the loss of revenue from several carrier customers could have a material adverse effect upon our business, financial condition and results of operations.

         Carrier customers are extremely price sensitive, generate relatively low margin business and often choose to move their business based solely on small price changes. In addition, smaller carrier customers generally are perceived in the telecommunications industry as presenting a higher risk of payment delinquency or non-payment than other types of customers. While we believe that our credit criteria enables us to reduce our exposure to the higher payment risks generally associated with carrier customers, we cannot assure you that such criteria will afford adequate protection against such risks.

THERE ARE SIGNIFICANT RISKS OF ENTRY INTO DATA TRANSMISSION BUSINESS

         We have no  direct  experience  providing  data  transmission  services although we have extensive experience in the telecommunication business including an executive team with significant telecommunications expertise. We intend to begin offering data transmission services by the end of 1999. These services, which will include frame relay and asynchronous transfer mode, will be targeted at our existing and potential customers with substantial data communications requirements.

         The data transmission business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. In providing these services, we will be dependent upon vendors for assistance in the planning and deployment of our data product offerings, as well as ongoing training and support. Our provider for asynchronous transfer mode equipment is Lucent Technologies. We believe that Lucent Technologies does not have extensive experience providing this equipment, or configuring data networks, in Europe. In addition, this Lucent Technologies equipment will need to be integrated with our existing Nortel Telecom-based platforms. In Europe, there are a number of different protocols for data transmission. Our network will need to be able to handle all these protocols, which will pose technical difficulties. The success of our entry into the data transmission business will depend upon, among other things, our ability to select new equipment and software and integrate these into our network, hire and train qualified personnel, enhance our billing, back-office and information systems to accommodate data transmission services and customer acceptance of our service offerings. We cannot provide any assurance that we will be successful in the data transmission business. If we are not successful, there may be a material adverse effect on our business, financial condition and results of operations.

RAPID CHANGES IN THE TELECOMMUNICATIONS INDUSTRY, TECHNOLOGY AND CUSTOMER REQUIREMENTS COULD PLACE US AT A COMPETITIVE DISADVANTAGE

         The telecommunications industry is changing rapidly. Such changes may happen at any time and can significantly affect our operations from period to period. Factors which are affecting the telecommunications industry include, among others:

          o    liberalization,

          o    privatization of incumbent telecommunications operators,

          o    technology and customer requirements,

          o    significant price declines,

          o    technological improvements,

          o    expansion of telecommunications infrastructure, and

          o the continued globalization of the world's economies and free trade.

         We cannot assure you that one or more of the above factors will not have unforeseen effects which could have a material adverse effect on our business. Also, we cannot assure you, even if these factors turn out as anticipated, that we will be able to implement our strategy or that our strategy will be accepted in this rapidly evolving market.

         The telecommunications industry is characterized by rapid and significant technological advancements, introductions of new products and services utilizing new technologies and broadband applications, increased availability of transmission capacity and increased utilization of the Internet for voice and data transmission. As new technologies develop, we may be placed at a competitive disadvantage and competitive pressures may force us to implement such new technologies at substantial cost. In addition, competitors may implement new technologies before we are able to do so, allowing such competitors to provide enhanced services and superior quality compared to those provided by us. We cannot assure you that we will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by us, or which we may implement in the future, may not be preferred by our customers or may become obsolete. If we are unable to respond to competitive pressures, implement new technologies on a timely basis, penetrate new markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced services offered by us do not achieve a significant degree of market acceptance, any such event could have a material adverse effect on our business, financial condition and results of operations.

COSTS AND DIFFICULTIES OF ACQUIRING AND INTEGRATING BUSINESSES COULD AFFECT OUR FUTURE GROWTH AND COMPETITIVENESS

         We may seek to acquire customer bases and businesses from, make investments in, or enter into strategic alliances with, other companies which may expose us to the following risks:

          o the difficulty of assimilating the operations and personnel of the acquired entities;

          o    the potential disruption of our ongoing business;

          o the failure to successfully incorporate licensed or acquired technology and rights into our services;

          o the failure to maintain uniform standards, controls, procedures and policies; and

          o the impairment of relationships with employees as a result of changes in management and ownership.

         Additionally, in connection with an acquisition, we may experience rates of customer attrition that are significantly higher than the rate of customer attrition which we generally experience. Further, to the extent that any transaction involves customer bases or businesses located outside the United States, the transaction would involve the risks associated with international operations. We cannot assure you that we would be successful in overcoming these risks or any other problems encountered with acquisitions, investments or strategic alliances. See "- Risks Associated with the Expansion of Our Network, Construction Delays and System Failures Could Adversely Affect Our Business" and "-Operating In Foreign Countries Presents Risks That May Affect Our Performances."

RISKS ASSOCIATED WITH THE EXPANSION OF OUR NETWORK, CONSTRUCTION DELAYS AND SYSTEM FAILURES COULD ADVERSELY AFFECT OUR BUSINESS

         Our success is dependent, in part, on our ability to continue to expand our network and on our ability to provide seamless technical operation of the network. Furthermore, as we continue to expand our network to increase its capacity and reach, we will face increasing demands and challenges including:

          o effectively managing the construction of new fiber routes, obtaining any necessary rights-of-way and required licenses for such construction, and completing any such construction on budget and on time;

          o    increasing traffic volume on our network; and

          o    selling capacity on the network.

         If the costs of construction projects significantly exceed our budget for those projects, we may be required to obtain additional financing or to abandon or curtail portions of those projects. If we encounter construction delays, we will not be able to route our traffic over our owned facilities as soon as we hope, which will, for some period of time, have a detrimental effect on our ability to increase traffic volumes and gross margins. In addition, construction delays could negatively affect our ability to sell capacity to other carriers. Our network is subject to several risks which are outside of our control, such as:

          o    the risk of damage to software and hardware resulting from fire,

          o    power loss,

          o    natural disasters, and

          o general transmission failures caused by a number of additional factors.

         Any failure of our network or other systems or hardware that causes significant interruptions to our operations could have a material adverse effect on our business, financial condition and results of operations.

         Our operations are also dependent on our ability to successfully integrate new and emerging technologies and equipment into the network, which could increase the risk of system failure and result in further strains upon our network. We attempt to minimize customer inconvenience in the event of a system disruption by routing traffic to other circuits and switches which may be owned by other carriers. However, prolonged or significant system failures, or difficulties for customers in accessing and maintaining connection with our network, could seriously damage our reputation and result in customer attrition, reduced margins and financial losses. Additionally, any damage to our switching centers in New York, New York, Somerset, New Jersey or London, England (of which there are two) could have a material adverse effect on our ability to monitor and manage our network operations and generate accurate call detail reports.

         The expansion and development of our network will entail the significant expenditure of resources in projecting growth in traffic volume and routing preferences and determining the most cost effective means of growing the network, for example, through variable or fixed lease arrangements, the purchase of rights capacity or minimum investment units on digital fiber optic cables or digital microwave equipment, or the further construction of transmission infrastructure. Failure to project traffic volume and route preferences correctly or to determine the optimal means of expanding our network would result in less than optimal utilization of our network and could have a material adverse effect on our business, financial condition and results of operations.

         We are aware that certain long distance carriers and consortia are expanding capacity in Europe and believe that other long distance carriers, as well as potential new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers, are considering the construction of new fiber optic and other long distance transmission networks. For example, the Ulysses cable system owned by MCI WorldCom and the KPN/Qwest cable system both connect London, Amsterdam, Brussels, Paris and Frankfurt, and the Hermes Europe Railtel B.V cable system connects London, Rotterdam, Amsterdam, Antwerp, Brussels, Paris, Dusseldorf, and Frankfurt. In addition, Level 3 Communications, British Telecom, Global Crossing, and Colt Telecom Group have announced their plans to construct fiber optic networks in Europe. As a result, there has been pricing pressure with respect to sales of capacity on our network and transmission of calls between connected cities. Such price competition is expected to continue and further price competition could have a material adverse effect on our business, financial condition and results of operations. Since the cost of the actual fiber is a relatively small portion of building new transmission lines, persons building such lines are likely to install fiber that provides substantially more transmission capacity than will be needed over the short or medium-term. Further, recent technological advances, such as dense wave division multiplexing, have shown the potential to greatly expand the capacity of existing and new fiber optic cable, which will add to available supply and thereby create additional pricing pressure. Demand for transmission capacity in the United States has recently been fueled by businesses seeking data transmission capacity. European businesses are not currently using data transmission to the same extent as U.S. businesses due to higher costs. If European businesses do not substantially increase their demand for data services, our ability to utilize the full transmission capacity of our network will be adversely affected. In addition, we intend to sell capacity on our network to other carriers, which will result in competitors having capacity on various routes along our network, which in turn will result in pricing pressures with respect to traffic carried along these routes. If industry capacity expansion results in total available capacity that exceeds overall demand in general or along any of our routes, severe additional pricing pressure could develop.

FOREIGN CURRENCY EXCHANGE RATES COULD HAVE ADVERSE EFFECTS ON OUR BUSINESS

         Since our inception in 1991, we have invested heavily in developing our ability to provide international telecommunications services within Western Europe and other deregulating markets and in developing and expanding our market presence, including entering into the national long distance telecommunications markets in Belgium, France, Germany, Italy, The Netherlands, and Spain. Our payment obligations with respect to our outstanding indebtedness are denominated in U.S. Dollars and the Euro, but certain of our revenues are denominated in Pound Sterling. Any appreciation in the value of the U.S. Dollar or the Euro relative to the Pound Sterling could have a material adverse effect on our ability to make payments on such obligations. We do not currently use financial hedging transactions, although in the future we may elect to manage the exchange rate exposure presented by our Euro denominated obligations. We cannot provide any assurance that exchange rate fluctuations will not have a material adverse effect on our ability to make payments on our outstanding indebtedness. In addition, we cannot assure you that the laws or administrative practices relating to taxation, foreign exchange or other matters in countries within which we operate will not change. Any such change could have a material adverse effect on our business, financial condition and results of operations.

OPERATING IN FOREIGN COUNTRIES PRESENTS RISKS THAT MAY AFFECT OUR PERFORMANCES

         There are certain risks inherent in conducting an international business. These risks include, among others:

          o regulatory limitations restricting or prohibiting the provision of our services;

          o unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

          o    difficulties in staffing and managing foreign operations;

          o    longer payment cycles;

          o    problems in collecting accounts receivable;

          o    political risks;

          o fluctuations in currency exchange rates and the conversion to the "euro" by several members of the European Union;

          o foreign exchange controls which restrict or prohibit repatriation of funds;

          o    technology export and import restrictions or prohibitions;

          o    delays from custom's brokers or government agencies;

          o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

          o potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws.

If any of these risks materialize, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY BE UNABLE TO IMPLEMENT REQUIRED ENHANCEMENTS TO OUR INFORMATION SYSTEMS

         To efficiently produce customer bills in a timely manner, we must record and process millions of call detail records quickly and accurately. While we believe that our billing and information systems are currently sufficient for our operations, our systems will require enhancements and ongoing investments, particularly as volume increases. We cannot assure you that we will not encounter difficulties in enhancing our systems or integrating new technology into our systems. Our failure to implement any required system enhancement, to acquire new systems or to integrate new technology in a timely and cost effective manner could have a material adverse effect on our business, financial condition and results of operations.

WE COULD EXPERIENCE SYSTEM FAILURES AND SERVICE DISRUPTIONS AS A RESULT OF THE YEAR 2000 PROBLEM

         The year 2000 problem is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, such date sensitive computer programs, microprocessors and embedded systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions in operations. In an effort to assess our year 2000 state of readiness, during 1997 we began performing a complete inventory assessment of all of our information technology and non-information technology systems, the vast majority of which have either been developed or purchased by us within the past four years. Based on our review to date, we believe that the vast majority of our existing systems are year 2000 compliant. However, we cannot provide any assurance that such is the case. With regard to systems which are not currently year 2000 compliant, we are actively replacing such systems to ensure our ability to continue to meet our internal needs and the requirements of our customers. We currently anticipate that the upgrade or modification of such non-compliant systems will be completed during the first half of 1999. We have also initiated formal communications with the key carriers and other vendors on which our operations and infrastructure are dependent to determine the extent to which we are susceptible to a failure resulting from such third parties' inability to remediate their own year 2000 problems. We cannot assure you that the carriers and other vendors on which our operations and infrastructure rely are or will be year 2000 compliant in a timely manner. Interruptions in the services provided to us by these third parties could result in disruptions in our services.
Depending upon the extent and duration of any disruptions and the specific services affected, these disruptions could have a material adverse affect on our business, financial condition and results of operations. In addition, disruptions in the economy generally resulting from year 2000 problems could also have a material adverse affect on us. The amount and potential liability or lost revenue cannot be reasonably estimated at this time.

WE ARE DEPENDENT UPON THIRD PARTIES FOR LEASED CAPACITY AND INTERCONNECTION ARRANGEMENTS

         Other than our fiber ring which connects London, Paris, Brussels, Antwerp and Rotterdam and capacity and minimum investment units which we own in certain digital fiber optic cables, we do not currently own any other telecommunications transmission lines. As a result, we are generally not able to terminate calls over our own network and are dependent upon other facilities-based carriers, virtually all of which are our competitors. We currently lease transmission lines from the respective incumbent telecommunications operator in each country in which we operate. In addition, our ability to access customers and to effectively utilize our network is dependent upon our ability to secure operative interconnection agreements, providing access and egress into and from the public switched telephone network, with the respective incumbent telecommunications operator in each market in which we operate. We currently have interconnection agreements with Cable & Wireless and British Telecom in the United Kingdom, France Telecom in France, KPN in The Netherlands, Infostrada in Italy and Deutsche Telekom in Germany, and expect to secure additional interconnection agreements in certain other European Union member states in which we operate. Difficulties or delays in obtaining necessary interconnections in a satisfactory or timely manner may significantly delay or prevent the maximum utilization of our network which could have a material adverse effect on us.

         Notwithstanding our fiber ring connecting London, Paris, Brussels, Antwerp and Rotterdam, we currently lease capacity for point-to-point circuits with fixed monthly payments and buy minutes of use under agreements with maximum twelve-month terms and are vulnerable to changes in our lease arrangements, capacity limitations and service cancellations. These lease arrangements present us with high fixed costs, while revenues generated by the utilization of these leases will vary based on traffic volume and pricing. Accordingly, if we are unable to generate sufficient traffic volume over particular routes or are unable to charge appropriate rates, we could fail to generate revenue sufficient to meet the fixed costs associated with the lease and may incur negative gross margins with respect to those routes. Although we believe that our arrangements and relationships with other carriers generally are satisfactory, the deterioration or termination of our arrangements and relationships with one or more carriers could have a material adverse effect on our cost structure, service quality, network coverage, financial condition and results of operations.

THE FUTURE SUCCESS OF OUR BUSINESS DEPENDS UPON CERTAIN KEY PERSONNEL

         The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our senior management, and particularly upon the abilities and efforts of Michael J. Mahoney, our Chairman, Chief Executive Officer and President. We do not currently have employment agreements with any executive officer other than Mr. Mahoney, Allan L. Shaw, our Senior Vice President, Finance and Chief Financial Officer, and Sheldon M. Goldman, our Senior Vice President, Business Affairs and General Counsel. Except for a $3.0 million "key-man" life insurance policy which we obtained on the life of Mr.

Mahoney, we do not maintain and do not contemplate obtaining such life insurance policies on any of our employees. Our success also will depend on our ability to attract, retain and motivate qualified management, marketing, technical and sales executives and other personnel who are in high demand and are often subject to competing employment opportunities. In addition, the labor market for software engineers and central office technicians has been extremely competitive recently and we may lose key employees or be forced to increase their compensation. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be successful in attracting, retaining and motivating personnel.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION WHICH MAY AFFECT OUR ABILITY TO OFFER CERTAIN SERVICES AND WHICH MAY CHANGE IN AN ADVERSE MANNER

         OVERVIEW. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we currently operate and intend to operate. The interpretation and enforcement of such laws and regulations varies and could limit our ability to provide certain telecommunications services in certain markets. We cannot assure you that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable laws and regulations, or that other regulatory activities will not have a material adverse effect on our business, financial condition and results of operations.

         INTERNATIONAL TRAFFIC. Under the World Trade Organization Basic Telecom Agreement (the "WTO Agreement"), concluded on February 15, 1997, 69 countries comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, 59 of these countries have subscribed to specific procompetitive regulatory principles. The WTO Agreement became effective on February 5, 1998 and has been implemented, to varying degrees, by the signatory countries. We believe that the WTO Agreement will increase opportunities for us and our competitors. However, we cannot assure you that the WTO Agreement will result in beneficial regulatory liberalization in all signatory countries.

         On November 26, 1997, the FCC adopted the Foreign Participation Order to implement the U.S. obligations under the WTO Agreement. In this order, the FCC adopted an open entry standard for carriers from World Trade Organization member countries, generally facilitating market entry for such applicants by eliminating certain existing tests. These tests remain in effect, however, for carriers from non-World Trade Organization member countries. Requests for reconsideration of the Foreign Participation Order are pending at the FCC.

         International carriers serving the United States, including us, remain subject to the FCC's international settlement policies, including rules adopted by the FCC regarding international settlement rates which became effective on January 1, 1998. The international accounting rate system allows a U.S. facilities-based carrier to negotiate an "accounting rate" with a foreign carrier for handling each minute of international telephone service. Each carrier's portion of the accounting rate, usually one-half, is referred to as the settlement rate. The International Settlement Rates Order generally requires U.S. facilities-based carriers to negotiate settlement rates with their foreign correspondent at no greater than FCC-established "benchmark" prices. Historically, international settlement rates have vastly exceeded the cost of terminating telecommunications traffic. In addition, the International Settlement Rates Order imposed new conditions upon certain carriers, including us. First, the FCC conditioned facilities-based authorizations for service on a route on which a carrier has a foreign affiliate upon the foreign affiliate offering all other U.S. carriers a settlement rate at or below the relevant benchmark. Our foreign affiliates satisfy this condition. Second, the FCC conditioned any authorization to provide switched services over either facilities-based or resold international private lines upon the condition that at least half of the facilities based international message telephone service traffic on the subject route is settled at or below the relevant benchmark rate. This condition applies whether or not the licensee has a foreign affiliate on the route in question. In the Foreign Participation Order described above, however, if the subject route does not comply with the benchmark requirement, a carrier can demonstrate that the foreign country provides "equivalent" resale opportunities. Accordingly, since the February 9, 1998 effective date of the Foreign Participation Order, we have been permitted to resell private lines for the provision of switched services to any country that either has been found by the FCC to comply with the benchmarks or has been determined to be equivalent. We, however, remain subject to prior FCC approval in order to provide resold private lines to any country in which we have an affiliated carrier that has not been found by the FCC to lack market power. Many parties have appealed the International Settlement Rates Order to the U.S. Court of Appeals for the D.C. Circuit or have filed requests for reconsideration with the Federal Communications Commission. On January 12, 1999, the U.S. Court of Appeals for the D.C. Circuit issued an order resolving this appeal, upholding the International Settlement Rates Order in all respects. The appealing parties now have the option of requesting that the case be heard by the U.S. Supreme Court. The petition for reconsideration is still pending at the FCC. We cannot predict the outcome of these proceedings and their possible impact on us.

         Increasing regulatory liberalization in many countries' telecommunications markets now permits more flexibility in the way we can route calls. Although certain FCC rules limit the way in which some international calls can be routed, we do not believe that our network configuration, specifically the way in which traffic is routed through our facilities in the U.K., is specifically prohibited by, or undermines in any way the intent of, these rules. It is possible, however, that the FCC could find that our network configuration violates these rules. If we were found to be in violation of these routing restrictions, and if the violation was sufficiently severe, it is possible that the FCC could impose sanctions and penalties upon us.

         CALL REORIGINATION. In addition, outside the European Union we provide a small number of customers with access to services through the use of call reorigination. A substantial number of countries have prohibited certain forms of call reorigination. We cannot assure you that certain of our services and transmission methods will not be or not become prohibited in certain jurisdictions and, depending on the jurisdictions, services and transmission methods affected, there could be a material adverse effect on our business, financial condition and results of operations.

         UNSETTLED NATURE OF REGULATORY ENVIRONMENT. We have pursued and expect to continue to pursue a strategy of providing our services to the maximum extent we believe permissible under applicable laws and regulations. Our provision of services in Western Europe may also be affected if any European Union member state imposes greater restrictions on non-European Union international service than on such service within the European Union. We cannot assure you that the United States or foreign jurisdictions will not adopt laws or regulatory requirements that will adversely affect us. Additionally, we cannot assure you that future United States or foreign regulatory, judicial or legislative changes will not have a material adverse effect on us or that regulators or third parties will not raise material issues with regard to our compliance with applicable laws or regulations. If we are unable to provide the services we are presently providing or intend to provide or to use our existing or contemplated transmission methods, due to our inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack of such compliance, such events could have a material adverse effect on our business, financial condition and results of operations.

         Since January 1, 1998, we, as well as our U.S. competitors, have been required by the FCC to make contributions to a universal service fund to subsidize telecommunications services for low-income persons, schools and libraries, and rural health care providers. These contributions are based upon our gross revenues. There can be no assurance that we will be able fully to pass the cost of these contributions on to our customers or that doing so will not result in a loss of customers.

         EUROPEAN IMPLEMENTATION. The national governments of the European Union member states were required to pass legislation to liberalize the telecommunications markets within their countries to implement European Commission directives. Although most of the member states have now implemented the required legislation, they have done so on an inconsistent, and sometimes unclear, basis. In addition, the legislation and/or its implementation has, in certain circumstances, imposed significant obstacles on the ability of carriers to proceed with the necessary licensing process. Such barriers include requirements  that carriers post significant  bonds,  make  significant  capital commitments to build infrastructure, complete extensive application documentation and pay significant license fees. Implementation has also been slow in certain member states as a result of such member state's failure to dedicate the resources necessary to have a functioning regulatory body in place. The above factors and other potential obstacles associated with the effective implementation of liberalization could have a material adverse effect on our operations by preventing us from expanding our operations either as quickly or as currently intended, as well as a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and interest payments on the outstanding Euro denominated senior notes, senior discount notes and subordinate convertible debentures in foreign currencies. We do not consider the market risk exposure relating to foreign currency exchange to be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Foreign Currency."

         We have financial instruments that are subject to interest rate risk, principally short-term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments and typically hold these securities until maturity. Based on our current holdings of short-term investments, our exposure to interest rate risk is not material. Fixed-rate debt obligations issued by us are generally not callable until maturity.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following statements are filed as part of this Report:

                                                                       Form 10-K
Financial Statements:                                                  PAGE NO.

Independent Auditors' Report............................................. 46

Consolidated Balance Sheets as of December 31, 1998 and 1997............. 47

Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996.................................... 48

Consolidated Statements of Comprehensive Loss for the Years Ended
     December 31, 1998, 1997 and 1996.................................... 49

Consolidated Statements of Stockholders' Equity (Deficiency) for the
     Years ended December 31, 1998, 1997 and 1996........................ 50

Consolidated Statements of Cash Flows for the Years ended
     December 31, 1998, 1997 and 1996.................................... 51

Notes to Consolidated Financial Statements for the Years
     Ended December 31, 1998, 1997 and 1996.............................. 52

II. Valuation and Qualifying Accounts.................................... 64




All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Viatel, Inc.:

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viatel, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     /S/ KPMG LLP


New York, New York
February 26, 1999



                                                     VIATEL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 1998 AND 1997
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         1998           1997
                                                                                   --------------- --------------
                                            ASSETS
Current Assets:
  Cash and cash equivalents                                                          $   329,511    $   21,096
  Restricted cash equivalents                                                             10,310           -
  Restricted marketable securities, current                                               50,870           -
  Marketable securities, current                                                         171,771         3,500
  Trade accounts receivable, net of allowance for
     doubtful accounts of $3,093 and $1,041, respectively                                 28,517        10,981

  Other receivables                                                                       13,404         6,505
  Prepaid expenses                                                                         2,417         1,348
                                                                                   --------------  --------------
     Total current assets                                                                606,800        43,430
Restricted marketable securities, non-current                                             83,343           -
Marketable securities, non-current                                                         -            22,547
Property and equipment, net                                                              266,256        54,094
Intangible assets, net                                                                    46,968         4,338
Other assets                                                                               5,744         2,400
                                                                                   ==============  ==============
                                                                                     $ 1,009,111    $  126,809
                                                                                   ==============  ==============

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accrued telecommunications costs                                                  $     26,518   $    16,898
  Accounts payable and other accrued expenses                                             23,656        10,753
  Property and equipment purchases payable                                                97,288         4,739
  Accrued interest                                                                        12,240           -
  Liability under joint construction agreement                                             9,523           -
  Current installments of notes payable and obligations under capital leases               8,918         3,373
                                                                                   --------------  -------------
     Total current liabilities                                                           178,143        35,763
                                                                                   --------------  -------------
Long term liabilities:
  Long term debt                                                                         896,503        89,855
  Notes payable and obligations under capital leases, excluding current
  installments                                                                            24,636         8,255
  Equipment purchase obligation                                                                -         1,500
                                                                                   --------------  -------------
     Total long term liabilities                                                         921,139        99,610
                                                                                   --------------  -------------
Series A Redeemable Convertible Preferred Stock, $.01 par value; Authorized
   718,042 Share issued and outstanding 461,258 and no shares, respectively               47,121           -
                                                                                   --------------  -------------
Commitments and contingencies
Stockholders' deficiency:
  Preferred Stock, $.01 par value. Authorized 1,281,958 shares, no shares issued
     and outstanding                                                                           -           -
  Common Stock, $.01 par value. Authorized 50,000,000 shares, issued and
     outstanding 23,184,465 and 22,635,267 shares, respectively                              232           226
  Additional paid-in capital                                                             128,357       125,661
  Unearned compensation                                                                        -           (65)
  Accumulated other comprehensive loss                                                    (6,246)       (5,356)
  Accumulated deficit                                                                   (259,635)     (129,030)
                                                                                   --------------  --------------
     Total stockholders' deficiency                                                     (137,292)       (8,564)
                                                                                   --------------  --------------
                                                                                   $   1,009,111    $  126,809
                                                                                   ==============  ==============

          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 1998                  1997                    1996
                                                        --------------------   ---------------------  --------------------
Communication services revenue                                  $135,188                $73,018                 $50,419
                                                        --------------------   ---------------------  --------------------
Operating expenses:
   Cost of communication services                                122,109                 63,504                  42,130
   Selling, general and administrative expenses                   44,893                 36,077                  32,866
   Depreciation and amortization                                  16,268                  7,717                   4,802
                                                        --------------------   ---------------------  --------------------
     Total operating expenses                                    183,270                107,298                  79,798
                                                        --------------------   ---------------------  --------------------
Other income (expense):
   Interest income                                                28,259                  3,686                   1,852
   Interest expense                                              (79,177)               (12,450)                (10,848)
                                                        --------------------   ---------------------  --------------------

Loss before extraordinary loss                                   (99,000)               (43,044)                (38,375)
   Extraordinary loss on debt prepayment                         (28,304)                     -                       -
                                                        --------------------   ---------------------  --------------------
Net loss                                                        (127,304)               (43,044)                (38,375)
   Dividend on redeemable convertible preferred stock             (3,301)                     -                       -
                                                        ====================   =====================  ====================
Net loss applicable to common stockholders                     $(130,605)              $(43,044)              $(38,375)
                                                        ====================   =====================  ====================

Loss per common share, basic and diluted:
   Before extraordinary item                                  $    (4.44)            $    (1.90)            $    (2.47)
   From extraordinary item
                                                                   (1.23)                     -                      -
                                                        --------------------   ---------------------  --------------------
Net loss per common share attributable to common
stockholders                                                 $     (5.67)           $     (1.90)          $      (2.47)
                                                        ====================   =====================  ====================

Weighted average common shares outstanding                        23,054                 22,620                  15,514
                                                        ====================   =====================  ====================



        See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                         1998                    1997                    1996
                                                -----------------------  ---------------------   ----------------------
Net loss                                             $(127,304)              $  (43,044)              $(38,375)
  Foreign currency translation adjustments                (890)                  (4,494)                  (698)
                                                -----------------------  ---------------------   ----------------------
Comprehensive loss                                   $(128,194)              $  (47,538)              $(39,073)
                                                =======================  =====================   ======================







        See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      Number of
                                                        Number of      Class A
                                                         Common         Common                      Class A
                                                          Stock          Stock         Common        Common
                                                         Shares         Shares         Stock         Stock
                                                    --------------  --------------  -----------   -----------
Balance at January 1, 1996                             10,736,135    2,904,846         $107           $29
Issuance of restricted common stock                        66,666            -            1             -
Issuance of common stock, net of
  $9,541,954 issue costs                                8,667,000            -           87             -
Conversion of Class A common stock to
  common stock                                          2,904,846   (2,904,846)          29           (29)
Stock options exercised                                   138,579            -            1             -
Foreign currency translation adjustment                         -            -            -             -
Net loss                                                        -            -            -             -
                                                    --------------  --------------  -----------   -----------
Balance at December 31, 1996                           22,513,226            -          225             -
Stock options exercised                                   122,041            -            1             -
Earned compensation                                             -            -            -             -
Foreign currency translation adjustment                         -            -            -             -
Net loss                                                        -            -            -             -
                                                    --------------  --------------  -----------   -----------
Balance at December 31, 1997                           22,635,267            -          226             -
Stock options exercised                                   174,198            -            2             -
Issuance costs of Series A Redeemable
  Convertible Preferred Stock                                   -            -            -             -

Issuance of common stock related to
  business purchase                                       375,000            -            4             -
Earned compensation                                             -            -            -             -
Foreign currency translation adjustment                         -            -            -             -
Dividends on redeemable convertible
  preferred stock                                               -            -            -             -
Net loss                                                        -            -            -             -
                                                    --------------  --------------  -----------   -----------
Balance at December 31, 1998                           23,184,465            -         $232        $    -
                                                    ==============  ==============  ===========   ===========


                                                                        Accumulated
                                                                           other
                                                        Unearned       Comprehensive        Accumulated
                                                      Compensation         Loss               Deficit          Total
                                                    ----------------  ----------------  -----------------  ------------
Balance at January 1, 1996                              $(78)             $(164)            $(47,611)        $(17,618)
Issuance of restricted common stock                      (52)                 -                    -              338
Issuance of common stock, net of
  $9,541,954 issue costs                                   -                  -                    -           94,462
Conversion of Class A common stock to
  common stock                                             -                  -                    -                -
Stock options exercised                                    -                  -                    -              374
Foreign currency translation adjustment                    -               (698)                   -             (698)
Net loss                                                   -                  -              (38,375)         (38,375)
                                                    ----------------  ----------------  -----------------  ------------
Balance at December 31, 1996                             (130)             (862)             (85,986)          38,483
Stock options exercised                                     -                 -                    -              426
Earned compensation                                        65                 -                    -               65
Foreign currency translation adjustment                     -            (4,494)                   -           (4,494)
Net loss                                                    -                 -              (43,044)         (43,044)
                                                    ----------------  ----------------  -----------------  ------------
Balance at December 31, 1997                              (65)           (5,356)            (129,030)          (8,564)
Stock options exercised                                     -                 -                    -              947
Issuance costs of Series A Redeemable
  Convertible Preferred Stock                               -                 -                    -           (1,620)

Issuance of common stock related to
  business purchase                                         -                 -                    -            3,375
Earned compensation                                        65                 -                    -               65
Foreign currency translation adjustment                     -              (890)                   -             (890)
Dividends on redeemable convertible
  preferred stock                                           -                 -               (3,301)          (3,301)
Net loss                                                    -                 -             (127,304)        (127,304)
                                                    ----------------  ----------------  -----------------  ------------
Balance at December 31, 1998                         $      -           $(6,246)           $(259,635)       $(137,292)
                                                    ================  ================  =================  =============



          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                       1998                 1997                1996
                                                                -------------------  -------------------  ------------------
Cash flows from operating activities:
   Net loss                                                       $   (127,304)         $   (43,044)        $    (38,375)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                     16,268                7,717                4,802
      Accreted interest expense on long term debt                       35,417               12,479               10,783
      Provision for losses on accounts receivable                        4,225                2,733                2,225
      Extraordinary loss on debt prepayment                             28,304                    -                    -
      Earned compensation                                                   65                   65                  338
   Changes in assets and liabilities:
      Increase in accounts receivable                                  (20,302)              (6,221)              (6,058)
      Increase in accrued interest expense on Senior Notes              11,969                    -                    -
      Increase in prepaid expenses and other receivables                (8,291)              (3,482)              (1,384)
      Increase in other assets and intangible assets                   (12,625)              (1,022)                (315)
      Increase in accrued telecommunications costs,
        accounts payable and other accrued expenses                     11,956                8,250                1,653
                                                                -------------------  -------------------  ------------------
        Net cash used in operating activities                          (60,318)             (22,525)             (26,331)
                                                                -------------------  -------------------  ------------------

   Cash flows from investing activities:
      Purchase of property, equipment and software                     (94,674)             (34,190)              (9,423)
      Payment for business acquired excluding cash
        acquired of $364                                                (5,000)                   -                    -
      Purchase of marketable securities                               (310,625)             (49,098)             (30,571)
      Proceeds from maturity of marketable securities                   60,307               40,124               38,807
      Investment in affiliate                                                -                    -                 (102)
      Issuance of notes receivable                                           -                    -                 (303)
                                                                -------------------  -------------------  ------------------
      Net cash used in investing activities                           (349,992)             (43,164)              (1,592)
                                                                -------------------  -------------------  ------------------

   Cash flows from financing activities:
      Proceeds from issuance of long term debt                         845,752                    -                    -
      Proceeds from issuance of redeemable
        convertible preferred stock                                     42,198                    -                    -
      Prepayment of senior discount notes                             (119,282)                   -                    -
      Deferred financing costs                                         (31,547)                   -                    -
      Proceeds from issuance of Common Stock                               947                  426               94,836
      Borrowings on notes payable                                            -               11,121                    -
      Payments under capital leases                                     (5,480)                (525)                 (64)
      Repayment of notes payable and bank credit line                   (3,553)                (336)                   -
      Borrowings under bank credit line                                      -                  600                    -
                                                                -------------------  -------------------  ------------------
      Net cash provided by financing activities                        729,035               11,286               94,772
                                                                -------------------  -------------------  ------------------
Effects of exchange rate changes on cash                                     -                 (297)                  12
                                                                -------------------  -------------------  ------------------
Net (decrease) increase in cash and cash equivalents                   318,725              (54,700)              66,861
Cash and cash equivalents at beginning of year                          21,096               75,796                8,935
                                                                -------------------  -------------------  ------------------
Cash and cash equivalents at end of year                          $    339,821          $    21,096         $     75,796
                                                                ===================  ===================  ==================

Supplemental disclosures of cash flow information:
   Interest paid                                                  $     31,560          $       134         $         65
                                                                ===================  ===================  ==================
   Assets acquired under capital lease obligations                $     30,359          $     1,122         $        310
                                                                ===================  ===================  ==================


          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) DESCRIPTION OF BUSINESS

         Viatel, Inc. (the "Company") is an international facilities-based global provider of communications services offering international and domestic long distance telecommunications services, primarily to small and medium-sized businesses, carriers and resellers. The Company operates a pan-European communication network with international gateway switching centers in New York and London and network points of presence throughout Western Europe. The Company is constructing a fiber optic ring which will connect five European countries (the "Circe Network").

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

         (C) CASH AND CASH EQUIVALENTS

         The Company's policy is to maintain its uninvested cash at minimum levels. Unrestricted cash equivalents, which include highly liquid debt instruments purchased with a maturity of three months or less, were $278.9 million and $8.2 million at December 31, 1998 and 1997, respectively.

         (D) REVENUE

         The Company records communication services revenue as earned, at the time services are provided. Network capacity sales are recorded at the time the capacity is provided to the customer.

         (E) PROPERTY AND EQUIPMENT

         Property and equipment consist principally of telecommunications related equipment such as switches, fiber optic cable systems, remote nodes and related computer software and is stated at cost. Assets acquired under capital leases are stated at the present value of the future minimum lease payments. Maintenance and repairs are expensed as incurred.

         Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or useful life of the improvement, whichever is shorter. The estimated useful lives are as follows:

Communications systems........................................   5 to 7 years
Fiber optic cable systems.....................................   15 years
Leasehold improvements........................................   2 to 5 years
Furniture, equipment and other................................   5 years

         (F) INTANGIBLE ASSETS

         Deferred financing and registration fees represent costs incurred to issue and register debt and are being amortized over the term of the related debt.

         Licenses issued by governing bodies are being amortized over the lesser of 25 years or the term of the license.

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, five to seven years.

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

         (H) FOREIGN CURRENCY TRANSLATION

         Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the period in which they occur. For the years ending December 31, 1998, 1997 and 1996, the Company experienced no material exchange transaction gains or losses.

         (I) NET LOSS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

         Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1998, 1997 and 1996.

         The Company had potentially dilutive common stock equivalents of 7.2 million, 1.1 million and 1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. These common stock equivalents were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

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

         During 1998, one customer, LD Exchange.com, accounted for 10.6% of the Company's revenues.

         (K) RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

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

         (N) STOCK OPTION PLAN

         The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 12.

         (O) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         The cost of debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and accretion are included in interest income. There were no securities classified as available for sale as of December 31, 1998 and no securities classified as held to maturity as of December 31, 1997.

         The following is a summary of the amortized cost, which approximates fair value of restricted securities held to maturity at December 31, 1998 (in thousands):

            U.S. Treasury obligations                     $105,508
            German government obligations                   28,705
                                                    ===============
                  Total                                   $134,213
                                                    ===============

         The following is a summary of the amortized cost, which approximates fair value of securities held to maturity at December 31, 1998 (in thousands):

          European corporate debt securities             $ 122,299
          U.S. corporate debt securities                    49,472
                                                    ---------------
                Total                                    $ 171,771
                                                    ===============

         The following is a summary of the fair value of securities available for sale at December 31, 1997 (in thousands):

          U.S. Treasury obligations                        $ 2,028
          Corporate debt securities                         13,482
          Federal agencies obligations                      10,537
                                                    ---------------
                Total                                     $ 26,047
                                                    ===============

         Unrealized gains or losses on securities classified as available for sale are not material at December 31, 1997.

         The amortized cost, which approximates fair value, of restricted securities held to maturity at December 31, 1998 are shown below (in thousands):

          Due within one year                             $ 50,870
          Due after one year through two years              54,328
          Due after two years                               29,015
                                                    ---------------
              Total                                      $ 134,213
                                                    ===============

         There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(3) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31 (in thousands):

                                                 1998             1997
                                            ---------------   --------------

          Communications system                   $ 70,971         $ 43,322
          Construction in progress                 172,630           10,094
          Fiber optic cable systems                 25,222            1,432
          Furniture, equipment and other            16,450            8,924
          Leasehold improvements                     6,651            3,254
                                            ---------------   --------------
                                                   291,924           67,026
          Less accumulated depreciation
           and amortization                         25,668           12,932
                                            ---------------   --------------
                                                  $266,256         $ 54,094
                                            ===============   ==============

         At December 31, 1998, construction in progress represents construction of the Circe Network. At December 31, 1997, construction in progress represents a portion of the expansion of the Company's European network. For the years ended December 31, 1998, 1997 and 1996, $3.3 million, $0.2 million and $0.1 million of interest was capitalized.

         The Company trades indefeasible rights-of-use or capacity on the Circe Network for indefeasible rights-of-use or capacity on other cable systems. These trades of indefeasible rights-of-use or capacity are accounted for as non-monetary exchanges and do not have a material effect on the Company's statement of operations.

         At December 31, 1998, the Company has entered into a letter of intent with Metromedia Fiber Networks, Inc. and Carrier 1, Inc. to jointly construct the civil works associated with a national communications network being constructed by each party in Germany. As part of the letter of intent, Metromedia Fiber Networks, Inc. and Carrier 1, Inc. were required to place in escrow with the Company an amount of $9.3 million which is included in restricted cash equivalents in the accompanying consolidated balance sheets. In February 1999, the parties entered into a definitive agreement which required each party to supply a standby letter of credit to cover the construction costs related to their portion of the network.

(4) INTANGIBLE ASSETS

         Intangible assets consist of the following as of December 31 (in thousands):

                                                                        1998              1997
                                                               ----------------   --------------
        Deferred financing and registration costs                     $ 31,547          $ 3,789
        Licenses, trademarks and servicemarks                           10,031              464
        Goodwill                                                         8,744              474
        Purchased software                                               1,859            1,494
        Acquired employee base and sales force in place                      -            1,607
        Other                                                              206              385
                                                               ----------------   --------------
                                                                        52,387            8,213
        Less accumulated amortization                                    5,419            3,875
                                                               ================   ==============
                                                                      $ 46,968          $ 4,338
                                                               ================   ==============

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following as of December 31 (in thousands):

                                                                        1998              1997
                                                               ----------------   --------------
        Accounts payable                                               $ 5,566          $ 6,231
        Accrued expenses                                                16,224            3,253
        Accrued compensation and benefits                                1,866            1,269
                                                               ----------------  ---------------
                                                                       $23,656         $ 10,753
                                                               ================  ===============

(6) LINE OF CREDIT AND LETTERS OF CREDIT

         The Company has a revolving line of credit agreement which provides for secured borrowings of up to $11.2 million. Borrowings under this line of credit agreement can be made under either of the following interest rate formulas: (i) the lending institution's prime rate or (ii) the LIBOR rate plus two hundred basis points. The Company had no borrowings under the line of credit agreement at December 31, 1998 and $0.6 million in borrowings under the line of credit agreement at December 31, 1997. The terms of the line of credit agreement include, among other provisions, requirements for maintaining defined levels of securities and other liquid collateral. At December 31, 1998, standby letters of credit of approximately $3.3 million have been issued under this line of credit agreement.

         In connection with the Company's joint construction of the civil works associated with national communications networks being constructed by each party in Germany, in February 1999 the Company was required to obtain a letter of credit of approximately $123 million (DM219.1 million) in support of its obligations.

         The weighted-average interest rate on short-term borrowings under the line of credit agreement at December 31, 1997 was 8.0%.

(7) LONG TERM LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

         (A) LONG TERM DEBT AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On April 8, 1998, the Company completed an offering of units (the "Units Offering") consisting of senior notes or senior discount notes due 2008 and shares of 10% Series A Redeemable Convertible Preferred Stock due 2010 ("Series A Preferred"), $.01 par value per share, of the Company and units consisting of senior notes or senior discount notes due 2008 and subordinated convertible debentures due 2011 (the "Subordinated Debentures") through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company utilized $118.9 million of the proceeds from the Units Offering to retire its 15% Senior Discount Notes due 2005 resulting in an extraordinary loss of $28.3 million. Additionally, a portion of the proceeds from the Units Offering were used to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the first six interest payments on the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the first six interest payments on the Deutsche Mark denominated senior notes issued in the Units Offering. The senior discount notes accrete through April 15, 2003 and interest becomes payable in cash in semi-annual installments thereafter. The interest on the senior notes is payable in semi-annual installments. The Series A Preferred and the Subordinated Debentures require quarterly payments which are paid in additional securities, cash or any combination thereof through April 15, 2003 and payable in cash thereafter. The Series A Preferred and the Subordinated Debentures are mandatorily convertible in the event the closing price of the Company's common stock exceeds certain predetermined annual price targets. The Series A Preferred and Subordinated Debentures conversion rates are $13.20 and DM24.473 ($14.58), respectively. In addition, the terms of the Series A Preferred and Subordinated Debentures provide for special dividends and special interest payments, respectively, under certain conditions.

         The indentures pursuant to which the senior notes and the senior discount notes were issued contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with stockholders and affiliates and create liens on its assets. In addition, upon a change of control, the Company is required to make an offer to purchase the senior notes and the senior discount notes at a purchase price equal to 101% of the principal amount, in the case of the senior notes, and 101% of the accreted value of the notes, in the case of the senior discount notes. The indenture pursuant to which the Subordinated Debentures were issued also requires that the Company offer to repurchase the debentures at 101% of the principal amount in the event of a change of control.

         On September 30, 1998, the Company consummated an offer to exchange senior notes and senior discount notes due 2008 which have been registered under the Securities Act of 1933, as amended, for outstanding notes of each such series which were not registered under the Securities Act of 1933, as amended.

         Long term debt consists of the following as of December 31 (in thousands):

                                                                        1998              1997
                                                               ----------------   --------------
      11.25% Senior Notes                                          $400,000          $        -
      11.15% Senior Notes (DM178,000)                               106,015                   -
      12.50% Senior Discount Notes, less discount
        of $202,716                                                 297,284                   -
      12.40%  Senior  Discount  Notes  (DM134,916),
        less discount of $54,249 (DM91,084)                          80,355                   -
      10% Subordinated convertible debentures (DM 21,573)            12,849                   -
      15% Senior discount notes, less discount of $30,845               -                  89,855
                                                               =================     =================
                                                                   $896,503               $89,855
                                                               =================     =================

         (B) EQUIPMENT FINANCING

         In November and December 1997, the Company entered into Loan and Security Agreements, as amended, with Charter Financial, Inc. ("Charter") pursuant to which the Company borrowed an aggregate of $11.1 million, of which

$7.8 million was outstanding as of December 31, 1998. Repayment of these loans commenced in December 1997 and January 1998 and are repayable in thirty-two or thirty-six successive monthly installments respectively. Under the terms of these arrangements, the Company is required to satisfy certain EBITDA and unrestricted cash requirements. As of December 31, 1998, the Company was either in compliance with, or had received waivers to, these covenants. Obligations under these Loan and Security Agreements are secured by the grant to Charter of a security interest in certain designated telecommunications equipment. A portion of the payment obligations under these borrowing arrangements are also secured by letters of credit.

(8) STOCKHOLDERS' EQUITY

         On October 23, 1996, the Company completed an initial public offering ("IPO") of its Common Stock, through which it sold 8,667,000 shares of Common Stock at $12 a share and raised approximately $104 million of gross proceeds ($94.5 million of net proceeds).

         In connection with the IPO, all shares of then Class A Common Stock were converted into shares of Common Stock at a ratio of one-to-one and all then outstanding shares of Common Stock were subject to a reverse stock split at a ratio of 3-to-2. In addition, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which (i) authorized the Board of Directors to issue up to two million shares of Preferred Stock, $.01 par value per share, of which no shares were issued and outstanding at December 31, 1996, in one or more series and to fix the powers, voting rights, designations and preferences of each series and (ii) eliminated the Class A Common Stock.

         All earnings per share and share data presented herein reflect the conversion of the Class A Common Stock into Common Stock and the reverse stock split of all then outstanding shares of Common Stock.

(9) ACQUISITION

         On February 27, 1998, the Company acquired Flat Rate Communications, Inc. ("Flat Rate"), a long distance telecommunications reseller, for $5.0 million of cash, 375,000 shares of the Common Stock and a contingent payment based upon key operating performance targets for the twelve month period ending February 28, 1999 which will range from zero to $21.0 million in cash and zero to 1.0 million shares of Common Stock. The Company recorded the acquisition under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess purchase price was $8.3 million and will be amortized on a straight line basis over a five-year period. If the acquisition had occurred on January 1, 1996 (i) communication services revenue for the years 1998, 1997 and 1996 would have been $138.5 million, $101.8 million and $53.4 million, respectively, (ii) loss before extraordinary loss for 1998 would have been $(98.9) million, (iii) net loss applicable to common shareholders for the years 1998, 1997 and 1996 would have been $(130.5) million, $(42.8) million and (38.5) million, respectively and (iv) net loss per common share for the years 1998, 1997 and 1996 would have been $(5.65), $(1.86) and $(2.43), respectively.

(10) INCOME TAXES

         The statutory Federal tax rates for the years ended December 31, 1998, 1997 and 1996 were 35%. The effective tax rates were zero for the years ended December 31, 1998, 1997 and 1996 due to the Company incurring net operating losses for which no tax benefit was recorded.

         For Federal and foreign income tax purposes, the Company has unused net operating loss carryforwards of approximately $218.8 million expiring in 2007 through 2018. The availability of the net operating loss carryforwards to offset income in future years is restricted as a result of the Company's issuance of its Common Stock and may be further restricted as a result of future sales of Company stock and other events.

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                                                    DECEMBER 31,
                                                                        --------------------------------------
                                                                              1998                1997
                                                                        -----------------  -------------------
             Accounts receivable principally due to
                    allowance for doubtful accounts                      $      1,506      $          587
             OID Interest not deductible in current period                     11,125              11,149
             Federal net operating loss carryforwards                          68,579              29,093
             Foreign net operating loss carryforwards                           7,989               3,777
                                                                        -----------------  -------------------
                                                                        -----------------  -------------------
                     Total gross deferred tax assets                           89,199              44,606
             Less valuation allowance                                         (89,199)            (44,606)
                                                                        -----------------  -------------------
                     Net deferred tax assets                            $         -        $          -
                                                                        =================  ===================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. During 1998 and 1997, the valuation allowance increased by $44.6 million and $14.7 million, respectively.

(11) SEGMENT AND GEOGRAPHIC DATA

         All of the Company's operations are in a single industry segment, communications services. While the Company's chief decision maker monitors the revenue streams of the various products and geographic locations, operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred to multiple revenue streams or geographic locations would be impractical and arbitrary. Management does not currently make such allocations internally.

The Company groups its products and services by two customer types, wholesale and retail. The information below summarizes communication services revenue by customer type (in thousands):

                              1998       1997         1996
                          -----------  ---------  -----------

        Wholesale          $  78,777    $20,397    $  9,516
        Retail                56,411     52,621      40,903
                          ===========  =========  ===========
        Consolidated        $135,188    $73,018     $50,419
                          ===========  =========  ===========

The information below summarizes communication services revenue by geographic area (in thousands):

                                           1998       1997         1996
                                       -----------  ---------  -----------

        Western Europe                   $ 62,946    $32,647    $19,917
        North America                      56,172     15,936      9,516
        Latin America                      14,653     16,240     14,402
        Asia/PacificRim and other           1,417      8,195      6,584
                                       ===========  =========  =========
        Consolidated                     $135,188    $73,018    $50,419
                                       ===========  =========  =========


The information below summarizes long lived assets by geographic area (in thousands):

                                           1998                1997
                                     ------------------  ------------------

        Western Europe                     $237,443             $32,640
        North America                        75,492              25,626
        Latin America                           289                 166
                                     ==================  ==================
        Consolidated                       $313,224             $58,432
                                     ==================  ==================


(12) STOCK OPTION PLAN

         During 1993, the Board of Directors approved the 1993 Flexible Stock Incentive Plan, as amended, (the "Stock Incentive Plan") under which "non-qualified" stock options ("NQSOs") to acquire shares of Common Stock may be granted to employees, directors and consultants of the Company and "incentive" stock options ("ISOs") to acquire shares of Common Stock may be granted to employees, including non-employee directors. The Stock Incentive Plan also provides for the grant of stock appreciation rights ("SARs") and shares of restricted stock to the Company's employees, directors and consultants.

         The Stock Incentive Plan provides for the issuance of up to a maximum of 4,166,666 shares of Common Stock and is currently administered by the Compensation Committee of the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the Common Stock and the term of the option may not exceed five years from the date of grant. Common Stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

         The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $6.40, $5.99 and $2.29, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate of 5.0% in 1998 and 5.5% in 1997 and 1996, (2) an expected life of 10 years for all years, (3) volatility of approximately 92.7% for 1998, 52.2% for 1997 and 35.9% for 1996 and (4) an
annual dividend yield of 0% for all years.

         The Company applies the provisions of APB Opinion No. 25 in accounting for its Stock Incentive Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements since the exercise price was equal to or greater than the fair market value at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                               1998        1997         1996
                                            ----------- ----------- -----------

   Net loss, as reported (in thousands)      $(130,605)  $(43,044)   $(38,375)
   Net loss, pro forma (in thousands)         (135,458)   (44,171)    (38,986)
   Net loss per common share, as reported        (5.67)     (1.90)      (2.47)
   Net loss per common share, pro forma          (5.88)     (1.95)      (2.51)

         Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

         Stock option activity under the Stock Incentive Plan is shown below:

                                              WEIGHTED
                                              AVERAGE         NUMBER OF
                                              EXERCISE       SHARES (IN
                                               PRICES         THOUSANDS)

        Outstanding at January 1, 1996         $4.01             474
        Granted                                 6.75             823
        Forfeited                               5.77            (188)
        Exercised                               2.70            (139)
                                           -------------   ---------------
        Outstanding at December 31, 1996        6.18             970
        Granted                                 8.61             428
        Forfeited                               6.68            (197)
        Expired                                 5.46             (27)
        Exercised                               3.49            (122)
                                           -------------   ---------------
        Outstanding at December 31, 1997        7.40           1,052
        Granted                                 7.19           1,794
        Forfeited                               7.14             (64)
        Expired                                 5.05             (14)
        Exercised                               5.44            (174)
                                           =============   ===============
        Outstanding at December 31, 1998       $7.41           2,594
                                           =============   ===============

         The following table summarizes weighted-average option exercise price information:

                               OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                   ---------------------------------------------         -------------------------------------
                        NUMBER
                    OUTSTANDING AT     WEIGHTED      WEIGHTED                  NUMBER             WEIGHTED
    RANGE OF         DECEMBER 31,       AVERAGE      AVERAGE               EXERCISABLE AT         AVERAGE
    EXERCISE           1998 (IN        REMAINING     EXERCISE            DECEMBER 31, 1998        EXERCISE
     PRICES           THOUSANDS)         LIFE         PRICE                (IN THOUSANDS)          PRICE
-----------------  ---------------------------------------------         -------------------   ---------------
$0.75  - $ 3.50             2          5 Years       $0.75                        2                $0.75
 3.51  -   5.75           999          9 Years        5.22                       19                 3.74
 5.76  -   8.75           552          8 Years        6.17                      291                 5.90
 8.76  -  12.00         1,041          9 Years       10.13                      148                10.22
                   ------------------              -------------         -------------------   ---------------
                        2,594                        $7.41                      460                $7.18
                   ==================              =============         ===================   ===============

          Prior to the adoption of the Stock Incentive Plan, 5,913 options were granted. These options were exercised at $0.75 per share during the year ended December 31, 1996.

         The exercise price of all options approximates the fair market value of the Common Stock on the date of grant.

         In addition, prior to the adoption of the Stock Incentive Plan, the Board of Directors authorized the issuance of up to 233,333 shares of Common Stock as compensation to employees and consultants of the Company of which 219,639 are available for issuance at December 31, 1998.

(13) COMMITMENTS AND CONTINGENCIES

         (A) LEASES

         At December 31, 1998, the Company was committed under non-cancelable operating and capital leases for the rental of office space, network locations and for fiber optic cable systems.

         The Company's future minimum capital and operating lease payments are as follows (in thousands):

                                   CAPITAL           OPERATING
                               ----------------   ----------------

1999                               $  6,890           $   3,917
2000                                  6,952               4,277
2001                                  4,372               4,206
2002                                  1,635               4,263
2003                                  1,635               4,231
Thereafter                           32,692              28,853
                               ----------------   ----------------
                                     54,176           $  49,747
                                                  ================
Less interest costs                  28,453
                               ----------------
                                  $  25,723
                               ================

          Total rent expense amounted to $1.8 million, $1.3 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         (B) CARRIER CONTRACTS

         The Company has entered into contracts to purchase transmission capacity from various domestic and foreign carriers. By committing to purchase minimum volumes of transmission capacity from carriers, the Company is able to obtain guaranteed rates which are more favorable than those generally offered in the marketplace. The minimum volume commitments are approximately $13.2 million for the year ending December 31, 1999. The Company is involved in disputes with carriers arising in the ordinary course of business. The Company believes the outcome of all current disputes will not have a material effect on the Company's financial position or results of operations.

         (C) PURCHASE COMMITMENTS

         The Company is continually upgrading and expanding its network and its switching facilities. In connection therewith, the Company has entered into purchase commitments to expend approximately $38.2 million.

         The Company is developing a fiber-optic ring which will connect over 30 cities in Western Europe (the "Circe Network"). In connection with the Circe Network, the Company has entered into purchase commitments to expend approximately $130.6 million.

         (D) EMPLOYMENT CONTRACTS

         The Company has employment contracts with certain officers at amounts generally equal to such officers' current levels of compensation. The Company's remaining commitments at December 31, 1998 for the next three years under such contracts aggregates approximately $1.4 million.

         (E) LITIGATION

         From time to time, the Company is subject to litigation in the normal course of business. The Company believes that any adverse outcome from litigation would not have a material adverse effect on its financial position or results of operations.

(14) REGULATORY MATTERS

         The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.

(15) RELATED PARTY TRANSACTION

         During 1998, the Company entered into an agreement with Cignal Global Communications, Inc. ("Cignal"), pursuant to which the Company sold transatlantic capacity. Consideration received was in the form of 650,000 shares of Cignal's common stock. The Company recognized $3.25 million of revenue, the fair value of the transatlantic capacity. In addition, the Company agreed to sell capacity on the Circe Network in exchange for an additional 350,000 shares of Cignal's common stock. Pending delivery of the capacity to Cignal, these 350,000 shares are being held in escrow. The Company's Chairman and Chief Executive Officer is a director of Cignal.

         On June 3, 1998, the Company entered into a Mutual Cooperation Agreement with Martin Varsavsky, a greater than ten percent stockholder of the Company, and Jazz Telecom S.A. pursuant to which the parties made certain agreements including the following: (1) subject to Jazz Telecom S.A. completing a high yield offering with net proceeds to Jazz Telecom S.A. of at least $100 million (the "Offering Condition"), the Company and Jazz Telecom S.A. agreed to use commercially reasonable efforts to execute and deliver a construction agreement no later than January 1, 1999 to construct a fiber optic submarine cable system between Spain and the United Kingdom, (2) subject to the Offering Condition, the company agreed to purchase $6.0 million Jazz Telecom S.A. common stock, (3) the Company and Jazz Telecom S.A. agreed to the purchase from the other international switched minutes and to transmit at least one-third of our Spanish domestic switched minute traffic over Jazz Telecom S.A.'s network, assuming the prices charged by Jazz Telecom S.A. are competitive, (4) the Company and Jazz Telecom S.A. agreed to sell capacity to each other for fixed prices, (5) Mr. Varsavsky agreed to lock-up his Viatel shares for a specified period, (6) the Company agreed to release any past claims which the Company had against either Jazz Telecom S.A. and Mr. Varsavsky in exchange for their respective release of any claims against the Company and (7) Mr. Varsavsky agreed to pay the Company liquidated damages in the event that he violates certain provisions of the agreement. The Company and Jazz Telecom S.A. are currently in discussions to certain modifications to the terms of the Mutual Corporation Agreement.

         On November 13, 1998, Mr. Varsavsky entered into an additional lock-up agreement with us pursuant to which Mr. Varsavsky agreed that he would not sell, contract to sell, announce an intention to sell, pledge or otherwise dispose of his shares of our common stock, either directly or indirectly, without the prior written consent of the Company until after August 12, 1999.

(16) SUBSEQUENT EVENT--UNAUDITED

         On March 19, 1999, the Company completed a $365.5 million offering of debt securities consisting of $200 million of U.S. denominated 11.50% Senior Notes Due 2009 and $165 million Euro denominated 11.50% Senior Notes Due 2009. The net proceeds from the sale of these notes will be used primarily to fund the further expansion of the Circe Network into southern France and Switzerland.

                          VIATEL, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                               Additions
                                                Balance at     Charged to                                    Balance
                                                beginning      Costs and                         Other       at end
                 DESCRIPTION                    OF PERIOD       EXPENSES       RETIREMENTS      CHANGES     OF PERIOD
Reserves and allowances deducted from
   asset accounts:

Allowances for uncollectible accounts
   Receivable

     Year ended December 31, 1996                   473         2,225           2,096                -          602

     Year ended December 31, 1997                   602         2,733           2,294                -        1,041

     Year ended December 31, 1998                 1,041         4,225           2,173                -        3,093

Allowances for asset impairment

     Year ended December 31, 1996                   560             -               -                -          560

     Year ended December 31, 1997                   560             -               -                -          560

     Year ended December 31, 1998                   560             -               -                -          560

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 1999.

NAME                                    AGE                                   POSITION
                                                  ------------------------------------------------------------------
Michael J. Mahoney....................   39       Chairman of the Board, Chief Executive Officer and President
Allan L. Shaw.........................   35       Senior Vice President, Finance; Chief Financial Officer and
                                                  Director
Lawrence G. Malone....................   47       Senior Vice President, Global Sales and Marketing
Sheldon M. Goldman....................   39       Senior Vice President, Business Affairs; General Counsel and
                                                  Secretary
Francis J. Mount......................   56       Senior Vice President, Engineering and Network Operations and
                                                  Director
John G. Graham........................   60       Director
Paul G. Pizzani.......................   39       Director

         MICHAEL J. MAHONEY. Mr. Mahoney has served as Chairman of the Board of Viatel since September 1998, as its Chief Executive Officer since September 1997, as its President since September 1996 and as a director since 1995. Mr. Mahoney was also Chief Operating Officer of Viatel from September 1996 to September 1997, Executive Vice President, Operations and Technology of Viatel from July 1994 to September 1996 and Managing Director, Intercontinental of Viatel from January 1996 to September 1996. From August 1990 to June 1994, Mr. Mahoney was employed by SITEL Corporation, a teleservices company, most recently as President, Information Services Group. From August 1987 to August 1990, Mr. Mahoney was employed by URIX Corporation, a manufacturer of telecommunications hardware and software, in a variety of sales and marketing positions.

          ALLAN L. SHAW. Mr. Shaw has served as Senior Vice President, Finance of Viatel since December 1997 and has served as Chief Financial Officer of Viatel since January 1996. Mr. Shaw has served as a director of Viatel since June 1996. Mr. Shaw was Vice President, Finance of Viatel from January 1996 to December 1997 and Treasurer of Viatel from September 1996 to April 1998. Prior to becoming Viatel's Vice President, Finance and Chief Financial Officer, Mr. Shaw served as Corporate Controller of Viatel from November 1994 to December 1995. From August 1987 to November 1994, Mr. Shaw was employed by Deloitte & Touche LLP, most recently as a Manager. Mr. Shaw is a Certified Public Accountant and a member of the American Institute, United Kingdom Society and New York State Society of Certified Public Accountants.

         LAWRENCE G. MALONE. Mr. Malone has served as Senior Vice President, Global Sales and Marketing of Viatel since May 1997. Mr. Malone served as Vice President and Managing Director, Intercontinental of Viatel from September 1996 to May 1997 and served as its Vice President of Sales for Carriers/Wholesale from January 1995 to September 1996. From December 1993 to December 1994, Mr. Malone was employed by Frame Relay Technologies, a communications equipment manufacturer, as Director of Sales. From December 1987 to November 1993, Mr. Malone was employed by Republic Telcom Systems, a voice/data networking company, where he most recently served as Vice President of Sales and Marketing.

         SHELDON M. GOLDMAN. Mr. Goldman has served as Senior Vice President, Business Affairs and General Counsel of Viatel since December 1997. Prior to becoming Senior Vice President, Business Affairs and General Counsel, Mr. Goldman served as Vice President, Business and Legal Affairs of Viatel from

December 1996 to December 1997 and served as United States General Counsel of Viatel from April 1996 to December 1996. From January 1987 to March 1996, Mr. Goldman was associated with the law firm of Wien, Malkin & Bettex. Since March 1996, Mr. Goldman has been Of Counsel to the law firm of Brief Kesselman Knapp & Schulman, LLP.

         FRANCIS J. MOUNT. Mr. Mount has served as Senior Vice President, Engineering and Network Operations of Viatel since December 1997 and as a Director of Viatel since June 1998. Prior to joining Viatel, Mr. Mount was Senior Vice President, Business Initiatives of Primus Telecommunications Group from October 1997 to December 1997, responsible for Internet telephony, European operations and network quality. From June 1996 to October 1997, Mr. Mount was Executive Vice President and Chief Operating Officer of Telepassport, Inc. and was Vice President and Chief Operating Officer of Telepassport, Inc. from January 1996 to June 1997. From 1990 to January 1996, Mr. Mount was employed by MCI, most recently as Director, Global Technical Services, responsible for international development, alliance management and all technical operations and services outside the United States, including the construction and maintenance of large networks such as Hyperstream, "Concert" and private networks for large accounts such as J.P. Morgan, Proctor and Gamble and I.B.M. From March 1967 to December 1989, Mr. Mount was employed by AT&T in various positions.

          JOHN G. GRAHAM. Mr. Graham has served as a director of Viatel since June 1998. Mr. Graham has been elected as the President and Chief Operating Officer of Utilities Mutual Insurance Company, positions which he will assume effective May, 1, 1999 following his retirement from GPU Service, Inc. Mr.
Graham is currently an Executive Vice President of GPU Service, Inc. and was Senior Vice President and Chief Financial Officer of GPU, Inc., a domestic and international electric utility and independent power generation company from 1987 to December 1998. Mr. Graham was employed by GPU in various capacities since 1976 and has held his current position since 1987. From 1970 to 1976, Mr. Graham was a Partner in the law firm of Ruprecht and Graham, Newark, New Jersey. From 1993 to 1997, Mr. Graham served as a Director and Chairman of the Audit Committee of Edisto Resources, Inc., which was engaged in the exploration, production and marketing of natural gas and oil. Mr. Graham has been elected as the President and Chief Operating Officer of Utilities Mutual Insurance Company, positions which he will assume effective May 1, 1999 following his retirement from GPU Service, Inc.

          PAUL G. PIZZANI. Mr. Pizzani has served as a director of Viatel since April 1996. Mr. Pizzani is currently a Managing Director of Wasserstein Perella Emerging Markets L.P. where he has been employed since November 1997. Prior to November 1997, Mr. Pizzani was associated with COMSAT Corporation and its subsidiaries in various capacities from November 1985 to October 1997, most recently as Treasurer.

SENIOR MANAGEMENT

         FRED HUGHES. Mr. Hughes has served as Vice President, Engineering of Viatel since December 1997. From July 1994 to December 1997, Mr. Hughes was Vice President, Operations-Europe of Viatel. From August 1993 to July 1994, Mr. Hughes served as Director of Telephony of Viatel. From January 1991 to August 1993, Mr. Hughes was President of Communications Services Group, a Connecticut-based voice and data communications consulting company. From August 1988 to January 1991, Mr. Hughes was Director of Engineering at Millicom Telecommunications Services, Inc.

         PAUL K. HEUN. Mr. Heun has been Vice President, Operations of Viatel since January 1998. Prior to joining Viatel, Mr. Heun was Vice President, Network Services of Primus Telecommunications Group from October 1997 to January 1998. From April 1996 to October 1997, Mr. Heun was Vice President, Network Services of Telepassport, Inc. From January 1995 to April 1996, Mr. Heun was employed by AT&T as Manager, Customer Connectivity. From April 1989 to January 1995, Mr. Heun was employed by MCI, most recently as Senior Manager, Network Operations.

         WAYNE MYERS. Mr. Myers has been Vice President, European Sales of Viatel since January 1999. Prior to becoming Vice President, European Sales, Mr. Myers was General Manager, European Sales of the company from July 1997 to January 1999. From February 1996 to June 1997, Mr. Myers was Channel Sales Director of PSI Net. From November 1994 to February 1996, Mr. Myers was a Sales Director for LDDS/WorldCom. From June 1993 to November 1994, Mr. Myers was President of the Gold Club, a direct mail Company. From February 1988 to June 1993, Mr. Myers was employed by Cable & Wireless Communications, Inc. in various capacities most recent as a National Account Director.

         JAN C. PIAZZA. Ms. Piazza has been Vice President, Carrier Sales of Viatel since January 1999. Prior to becoming Vice President, Carrier Sales, Mr. Piazza served as Viatel's General Manager, Carrier Sales from January 1998 to January 1999. Prior to joining Viatel, Ms. Piazza was a Vice President of Primus Telecommunications Group from October 1997 to December 1997. From September 1995 to October 1997, Ms. Piazza was a Vice President, Sales and Marketing of Telepassport, Inc. From 1987 to August 1995, Ms. Piazza served in various positions at a predecessor of WorldCom, most recently as Vice President of Product Development and Carrier Sales. From 1983 until 1987, Ms. Piazza was Director of Sales Administration and Customer Service for Argo Communications.

         ELLEN S. RUDIN. Ms. Rudin has served as Vice President and Deputy General Counsel of Viatel since September 1998 and as Assistant Secretary since September 1997. Prior to becoming Vice President and Deputy General Counsel, Ms. Rudin served as Vice President and Assistant General Counsel from October 1997 to September 1998, as Counsel from March 1997 to October 1997 and as a staff attorney for Viatel from August 1996 to March 1997. From September 1987 to August 1996, Ms. Rudin was associated with the law firm of Wien, Malkin & Bettex.

          CHARLES T. FIELD. Mr. Field has served as Vice President and Treasurer of Viatel since September 1998. Prior to becoming Vice President and Treasurer, Mr. Field served as Treasurer from April 1998 to September 1998. Prior to joining Viatel, Mr. Field was employed by Horsehead Industries, Inc., a diversified manufacturing company, from August 1995 to April 1998. From October 1987 to August 1995, Mr. Field was employed by Deloitte & Touche LLP, Independent Certified Public Accountants, most recently as Manager. Mr. Field is a Certified Public Accountant and a member of the American Institute, United Kingdom Society and Illinois Society of Certified Public Accountants.

          DEREK FOXWELL. Mr. Foxwell has served as Viatel's Vice President of Infrastructure Programs since January 1999. Prior to becoming Vice President of Infrastructure Programs, Mr. Foxwell served as Director of Infrastructure Programs from May 1998 to January 1999. From December 1997 to May 1998, Mr. Foxwell served as a consultant to Viatel providing advice to Viatel in connection with the development of the Circe Network. Prior to joining Viatel as a consultant, Mr. Foxwell was a consultant to Nynex Network Service (Flag,- Ltd.) where he chaired the Flag Assignment, Routing & Restoration Subcommittee and Sprint International (PTAT) and acted as the operations and maintenance manager for PTAT systems. From 1972 to 1991, Mr. Foxwell was employed by British Telecom, most recently as Transmission Engineering Planning Manager, International Cable Network; International and National Elements. Mr. Foxwell is a chartered engineer with more than 25 years of experience in international telecommunications networks.

          GLENN K. DAVIDSON. Mr. Davidson has served as Viatel's Vice President, Corporate Communications since August 1998. Prior to joining Viatel, Mr. Davidson was employed by the Computer & Communications Industry Association as Executive Vice President, Chief Operating Officer and Corporate Secretary from September 1995 to July 1998. From November 1994 to September 1995, Mr. Davidson was an independent consultant. From May 1994 to November 1994, Mr. Davidson was the Campaign Manager for Douglas Wilder's bid for election to the United States Senate. From August 1991 to January 1994, Mr. Davidson was employed by the Office of Governor, Commonwealth of Virginia, most recently as Chief of Staff. From January 1990 to August 1991, Mr. Davidson was the Director of the Virginia Liaison Office, Commonwealth of Virginia. From 1985 to 1990, Mr. Davidson was employed by Computer & Communications Industry Association in various capacities, most recently as Vice President and Chief of Staff.

          EVAN MILLER. Mr. Miller has served as Vice President of Business Development of Viatel since February 1999. Prior to joining Viatel, Mr. Miller was Director, Equity Research at Credit Suisse First Boston from March 1995 to December 1998 and was Director, Equity Research at Lehman Brothers from December 1990 to February 1995. From April 1988 to November 1990, Mr. Miller was a member of the Senior Management Group, Corporate Strategy at British Telecom.

          PETER STEPHENS. Mr. Stephens has been Vice President, Operations - Europe of Viatel since January 1999. Prior to becoming Vice President,
Operations - Europe, Mr. Stephens served as Technical Director for MCI's operations in Europe, the Middle East and Africa from January 1993 to December 1998. Prior to January 1993, Mr. Stephens was employed by Reuters in various capacities for approximately 19 years, most recently as Communications Quality Director.

          STEPHEN GRIST. Mr. Grist has served as European Finance Director of Viatel since February 1998. Prior to joining Viatel, Mr. Grist was employed by Mincom Pty Ltd., a privately held Australian software and consulting company, from October 1994 to February 1998, most recently as U.K./Europe Financial Controller. From January 1989 to July 1994, Mr. Grist was employed by Coopers & Lybrand, Independent Certified Public Accountants, most recently as a Senior Audit Manager. Mr. Grist has been a member of the Institute of Chartered Accountants in England and Wales.

         Our Board of Directors is comprised of seven directorship, two of which are currently vacant. The Board consists of three classes: Class A, Class B and Class C. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired or otherwise left office. In accordance with our Amended and Restated Certificate of Incorporation, Class C directors are to be elected at the 1999 Annual Meeting of Stockholders, Class A directors are to be elected at the 2000 Annual Meeting of Stockholders and Class B directors are to be elected at the 2001 Annual Meeting of Stockholders.

         The Board of Directors has established three committees, a Compensation Committee, an Audit Committee and a Directors Committee. The current members of the Compensation Committee are Messrs. Mahoney, Graham and Pizzani, the current members of the Audit Committee are Messrs. Graham and Pizzani and the current members of the Directors Committee are Messrs. Mahoney, Graham and Pizzani. The Compensation Committee reviews general policy matters relating to compensation and benefits of our employees and officers and administers the Stock Incentive Plan. The Audit Committee recommends to the Board the firm of independent public accountants to audit our financial statement, reviews with management and the independent accountants our interim and year-end operating results, considers the adequacy of our internal controls and our audit procedures and reviews the nonaudit services to be performed by the independent accountants. The Directors Committee searches for and interviews prospective directors, makes recommendations to the Board regarding the size of the Board and candidates to fill vacancies on the Board, including vacancies created by reason of an increase in the size of the Board and nominates candidates for election to the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors, certain officers and persons holding more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish us with copies of all such reports that they file. Based on our review of copies of such forms provided to us, we believe that all filing requirements were complied with during the fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, any person acting as our Chief Executive Officer during 1998, regardless of the amount of compensation paid, and the other of our most highly compensated executive officers, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "Named Executives").


                                                   ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                                   -------------------         ----------------------
                                                                    OTHER
                                                                    ANNUAL     RESTRICTED   SECURITIES
                                                                 COMPENSATION   STOCK      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR    SALARY($)    BONUS($)      ($)(1)      AWARDS ($)   OPTIONS(#)    COMPENSATION(2)
---------------------------      ----    ---------    --------   ------------ ------------ ------------   ---------------
Michael J. Mahoney(3)........    1998     $289,583    $260,000 $    --     $    --         360,771         $10,000
  President and Chief
  Executive Officer              1997      212,500     125,000     --          --            --              9,500
                                 1996      166,458     183,129     102,825   299,977(4)    253,333              --

Allan L. Shaw................    1998      172,917     107,500     --          --          195,019          10,000
  Senior Vice President,
  Finance                        1997      140,000      60,000     --          --           60,666           8,400
  and Chief Financial Officer
                                 1996      108,333     115,000     --          --           43,333              --

Lawrence G. Malone...........    1998      155,833     110,000     --          --          138,140           9,350
  Senior Vice President
  Global Sales and Marketing     1997      141,750      35,588     --          --           73,533           8,505
                                 1996       98,333      88,147     --          --               --              --

Sheldon M. Goldman(5)........    1998      182,917     112,000     --          --          162,500          10,000
  Senior Vice President,
  Business Affairs               1997      143,750      60,000     --          --           40,200           9,000
  and General Counsel            1996       86,354     100,000     --          --           20,000            --

Francis J. Mount(6)..........    1998      175,000     107,500     --          --          122,500          10,000
  Senior Vice President,
  Engineering and
  Network Operations

-----------

(1) The amount reflected for Mr. Mahoney includes $32,416 of tax equalization payments, $28,227 of relocation expense reimbursement associated with Mr. Mahoney's repatriation from London to New York and $9,263 of tax gross ups.

(2)  Represents matching contributions under our 401(k) plan.

(3)  Mr. Mahoney was appointed as Chief Executive Officer in September 1997.

(4) Calculated based on a value of $9.00 per share, the fair market value of the Common Stock on December 31, 1996.

(5)  Mr. Goldman began his employment with us in March 1996.

(6)  Mr. Mount began his employment with us in December 1997.

STOCK OPTION GRANTS

         The following table sets forth information regarding grants of options to purchase Common Stock made by us during the fiscal year ended December 31, 1998 to each of the Named Executives. No stock appreciation rights ("SARs") were granted during 1998.

                                                      OPTION GRANTS IN 1998
                                                         INDIVIDUAL GRANTS
                                      -----------------------------------------------------
                                                                                               POTENTIAL REALIZABLE
                                      NUMBER OF      PERCENT OF                               VALUE AT ASSUMED ANNUAL
                                      SECURITIES   TOTAL OPTIONS                               RATES OF STOCK PRICE
                                      UNDERLYING     GRANTED TO     EXERCISE                     APPRECIATION FOR
                                       OPTIONS      EMPLOYEES IN     PRICE      EXPIRATION        OPTION TERM (3)
  NAME                                GRANTED (#)      1998 (1)    ($/SHARE)(2)    DATE           (5%)        (10%)
  ----                                -----------   -------------- ------------ ------------  ----------------------
 Michael J. Mahoney..............     90,000(4) (5)      5.0%        $5.00      01/01/2008     $282,600     $717,300
                                      90,000(4) (6)      5.0          5.50      01/01/2008      311,400      789,300
                                     180,771(4) (7)     10.1         10.25      09/18/2008    1,165,973    2,953,798

 Allan L. Shaw...................     60,000(4) (5)      3.3          5.00      01/01/2008      188,400      478,200
                                      60,000(4) (6)      3.3          5.50      01/01/2008      207,600      526,200
                                      75,019(4) (7)      4.2         10.25      09/18/2008      483,873    1,225,815

 Lawrence G. Malone..............     27,000(4) (5)      1.5          5.00      01/01/2008       84,780      215,190
                                      60,000(4) (6)      3.3          5.50      01/01/2008      207,600      526,200
                                      51,140(4) (7)      2.9         10.25      09/18/2008      329,853      835,628

 Sheldon M. Goldman..............     60,000(4) (5)      3.3          5.00      01/01/2008      188,400      478,200
                                      60,000(4) (6)      3.3          5.50      01/01/2008      207,600      526,200
                                      42,500(4) (7)      2.4         10.25      09/18/2008      274,125      694,450

 Francis J. Mount................     40,000(4) (5)      2.2          5.00      01/01/2008      125,600      318,800
                                      60,000(4) (6)      3.3          5.50      01/01/2008      207,600      526,200
                                      22,500(4) (7)      1.3         10.25      09/18/2008      145,125      367,650

-----------

(1) We granted options to purchase a total of 1,793,736 shares of common stock during 1998.

(2) The exercise price was equal to the fair market value of the shares of common stock underlying the options on the grant date.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the common stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect our estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(4) In the event of certain Corporate Transactions (as defined) involving us, all unvested stock options become fully vested. See "-- Stock Incentive Plan." The options granted to the Named Executives also vest upon a change of control.

(5) Options to purchase shares of common stock vested and became exercisable as to 33.34% of these options on January 1, 1999 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 33.33% of these options.

(6) Options vested and became exercisable as to 25% on January 1, 1999 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 25% of these options.

(7) Options to purchase shares of common stock will vest and become exercisable as to 33.34% of these options on September 18, 1999 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 33.33% of these options.


         On January 1, 1999, Viatel granted the following stock options with an exercise price of $22.875 per share, to the Named Executives: Michael J. Mahoney, 52,278 options; Allan L. Shaw, 38,519 options; Lawrence G. Malone, 38,519 options; Sheldon M. Goldman, 38,519 options; and Francis J. Mount, 38,519 options.

YEAR-END OPTION VALUES

         The following table sets forth information regarding the number and year end value of unexercised options held at December 31, 1998 by each of the Named Executives. No stock appreciation rights were exercised by the Named Executives during fiscal 1998.

                       FISCAL 1998 YEAR-END OPTION VALUES

                                                                        NUMBER OF
                                                                        SECURITIES                 VALUE OF
                                                                        UNDERLYING                UNEXERCISED
                                                                       UNEXERCISED              "IN-THE-MONEY"
                                                                        OPTIONS AT                OPTIONS AT
                                 SHARES                                   FISCAL                    FISCAL
                                ACQUIRED                               YEAR-END (#)              YEAR-END ($)
                                   ON               VALUE              EXERCISABLE/              EXERCISABLE/
NAME                          EXERCISE (#)      REALIZED ($)          UNEXERCISABLE            UNEXERCISABLE (1)
----                          ------------      ------------          -------------            -----------------
Michael J. Mahoney........       46,666          $662,891(2)         217,820/368,265         $3,372,766/$5,179,939

Allan L. Shaw.............         -                  -              132,116/180,235          2,144,123/2,724,471

Lawrence G. Malone........         -                  -              105,249/149,757          1,713,119/2,298,995

Sheldon M. Goldman........         -                  -               81,805/179,414          1,330,560/2,219,277

Francis J. Mount..........         -                  -               28,360/94,140            499,435/1,542,128

------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $22.875 per share, the fair market value of the common stock issuable upon exercise of options at December 31, 1998 and the exercise price of the option, multiplied by the applicable number of options.

(2) The amounts set forth represent the difference between $19.00 per share, the fair market value of the common stock issuable upon exercise of options at July 27, 1998, and the exercise price of the option, multiplied by the applicable number of options.

EMPLOYMENT AGREEMENTS

         We have executed employment agreements with Messrs. Mahoney, Shaw and Goldman, each dated April 1, 1998, pursuant to which Mr. Mahoney serves as our President and Chief Executive Officer, Mr. Shaw serves as Senior Vice President, Finance and Chief Financial Officer and Mr. Goldman serves as our Senior Vice President, Business Affairs and General Counsel (collectively, the "Employment Agreements"). The term of the Mahoney Employment Agreement extends for a period of three years and the term of the Shaw and Goldman Employment Agreements extend for a period of two years, in each case unless earlier terminated in accordance with the terms thereof. Pursuant to the respective Employment Agreement, Mr. Mahoney is entitled to receive an annual base salary of $300,000 (subject to inflationary adjustments), Mr. Shaw is entitled to receive an annual base salary of $175,000 and Mr. Goldman is entitled to receive an annual base salary of $185,000, subject, in each case, to increases approved from time to time by the Board. In addition, Mr. Mahoney's Employment Agreement provides for an annual cash bonus payment equal to 70% of his base salary multiplied by a bonus multiple ranging from 0.6 to 2.0 determined based upon a comparison of actual versus projected EBITDA and revenue figures and each of Messrs. Shaw's and Goldman's Employment Agreement provides for an annual cash bonus payment equal to 50% of their base salary multiplied by a bonus multiple ranging from 0.6 to 2.0 determined based upon a comparison of actual versus projected EBITDA and revenue figures. Each of the Employment Agreements also provides that the executive will be entitled to receive annual grants of stock options or restricted stock in amounts to be determined by the Board of Directors in its sole and absolute discretion and provides that following a change of control (as defined therein), we will be obligated to pay the executive an amount equal to the Severance Amount (as defined therein) if the executive chooses to terminate his employment and include a non-competition covenant. Each of the Employment Agreements also contains a prohibition on the solicitation of our employees.

         For purposes of the Employment Agreement, "change of control" is defined to mean such time as (i) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act), becomes the ultimate "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act) of more than 50% of the total voting power of the then outstanding voting stock of Viatel on a fully diluted basis or (ii) individuals who at the beginning of any period of two consecutive calendar years constituted the Board (together with any new directors whose election by the Board or whose nomination for election by our stockholders was approved by a vote of at least two-thirds of the members of the Board then still in office who either were members of the Board at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the members of the Board then in office.

STOCK INCENTIVE PLAN

         We have adopted the Amended Stock Incentive Plan (the "Stock Incentive Plan") under which "non-qualified" stock options to acquire shares of common stock may be granted to our employees, directors and consultants and "incentive" stock options to acquire shares of common stock may be granted to employees, including employee-directors. The Stock Incentive Plan also provides for the grant of stock appreciation rights and shares of restricted common stock to our employees, directors and consultants.

         The Stock Incentive Plan provides for the issuance of up to a maximum of 4,166,666 shares of common stock and is currently administered by the Compensation Committee of the Board. Under the Stock Incentive Plan, the option price of any incentive stock option may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of a non-qualified stock option may be less than the fair market value on the date the non-qualified stock option is granted if the Board of Directors so determines. An incentive stock option may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Code) unless the exercise price is at least 110.0% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Each option granted pursuant to the Stock Incentive Plan is evidenced by a written agreement executed by us and the grantee, which contains the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. Common stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

         For options to qualify as incentive stock options, the aggregate fair market value, determined on the date of grant, of the shares with respect to which the incentive stock option are exercisable for the first time by the grantee during any calendar year may not exceed $100,000. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Board of Directors, in whole or in part, (1) with shares of common stock,
(2) by irrevocable direction to an approved securities broker to sell shares and deliver all or a portion of the proceeds to us, (3) by delivery of a promissory note with such provisions as the Board of Directors determines appropriate or
(4) in any combination of the foregoing. In addition, the Board of Directors, in its sole discretion, may authorize the surrender by an optionee of all or part of an unexercised stock option and authorize a payment in consideration thereof of an amount equal to the difference between the aggregate fair market value of the shares of common stock subject to such stock option and the aggregate option price per share of such common stock. In the Board of Directors' discretion, such payment may be made in cash, shares of common stock with a fair market value on the date of surrender equal to the payment amount or some combination thereof.

         The Stock Incentive Plan provides that outstanding options, restricted shares of common stock or stock appreciation rights vest in their entirety and become exercisable, or with respect to restricted stock, are released from restrictions on transfer and repurchase rights, in the event of a "Corporate Transaction." For purposes of the Stock Incentive Plan, a Corporate Transaction includes any of the following stockholder-approved transactions to which we are a party: (1) a merger or consolidation in which we are not the surviving entity, other than a transaction the principal purpose of which is to change the state of our incorporation, or a transaction in which our stockholders immediately prior to such merger or consolidation hold (by virtue of securities received in exchange for their shares in us) securities of the surviving entity representing more than 50.0% of the total voting power of such entity immediately after such transaction; (2) the sale, transfer or other disposition of all or substantially all of the assets of Viatel unless our stockholders immediately prior to such sale, transfer or other disposition hold (by virtue of securities received in exchange for their shares in us) securities of the purchaser or other transferee representing more than 50.0% of the total voting power of such entity immediately after such transaction; or (3) any reverse merger in which we are the surviving entity but in which our stockholders immediately prior to such merger do not hold (by virtue of their shares in Viatel held immediately prior to such transaction) securities in our company representing more than 50.0% of the total voting power of us immediately after such transaction.

         We have filed with the Commission a Registration Statement on Form S-8 covering the shares of common stock underlying options granted under the Stock Incentive Plan.

COMPENSATION OF DIRECTORS

         Effective June 1998, we increased the annual fee paid to non-employee directors from $12,000 to $30,000 (paid $15,000 in cash, in quarterly installments, and $15,000 paid in options to purchase common stock), increased from $1,000 to $1,200 the meeting fee paid to directors for every board meeting attended and held separately and increased from $500 to $600 the fee paid to directors for each Board meeting or committee meeting participated in by telephone. Directors who are also employees of Viatel are not separately compensated for serving on the Board. All directors are reimbursed for out-of-pocket expenses incurred in attending Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the members of the Compensation Committee were Messrs. Graham, Pizzani and Mahoney. Mr. Mahoney is Viatel's President and Chief Executive Officer. None of our executive officers currently serve on the compensation committee of another entity or any other committee of the board of directors of another entity performing functions similar to the Compensation Committee. No interlocking relationships exist between our Board of Directors or its Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the common stock, as of March 15, 1999, by (1) each person known to us to own beneficially more than 5% of our outstanding shares of common stock, (2) each director of the company (3) each of the Named Executives, and (4) all executive officers and directors of us, as a group. All information with respect to beneficial ownership has been furnished to us by our respective stockholders.

                                                                        AMOUNT AND NATURE       PERCENTAGE
                                                                          OF BENEFICIAL             OF
NAME AND ADDRESS                                                          OWNERSHIP (1)           CLASS
Martin Varsavsky
  Parque Empresarial Edificio 2,
  c/o Beatriz De Bobadilla
  14,5(degree)Ofic. B
  Madrid, Spain.....................................................        3,596,666              15.5%

The Capital Guardian Trust Co.
  11100 Santa Monica Boulevard
  Los Angeles, CA 90025-3384(2).....................................        2,695,700              11.6

Michael J. Mahoney(3)...............................................          318,819               1.4

Allan L. Shaw(3)....................................................          153,116               *

Lawrence G. Malone(3)...............................................          121,249               *

Sheldon M. Goldman(3)(4)............................................          105,805               *

Francis J. Mount(3).................................................           44,336               *

John G. Graham(3)...................................................            1,732               *

Paul G. Pizzani(3)..................................................              732               *

All directors and executive
     officers as a group (7 persons)(5).............................          745,789               3.4%

-----------

* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) The amount reported reflects shares held by a subsidiary of The Capital Guardian Trust Co. solely as the investment manager of various institutional accounts. The Capital Guardian Trust Co. does not have investment power or voting power over any of these shares.
(3) Includes shares of common stock which these individuals have the right to acquire through the exercise of options within 60 days of March 15, 1999, as follows: Michael J. Mahoney 217,820; Allan L. Shaw 132,116; Lawrence G. Malone 105,249; Sheldon M. Goldman 81,805; and Francis J. Mount 28,336; John G. Graham, 732; and Paul G. Pizzani, 732.
(4) Includes 1,000 shares owned by Mr. Goldman's wife. Mr. Goldman disclaims "beneficial ownership" of such shares within the meaning of Rule 13d-3 under the Exchange Act.

(5) Includes vested and exercisable options to purchase 566,814 shares of common stock which were granted pursuant to the Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 3, 1998, we entered into a Mutual Cooperation Agreement with Martin Varsavsky, a greater than ten percent stockholder of the company, and Jazz Telecom S.A., pursuant to which the parties made certain agreements including the following: (1) subject to Jazz Telecom S.A. completing a high yield offering with net proceeds to Jazz Telecom S.A. of at least $100 million (the "Offering Condition"), we and Jazz Telecom S.A. agreed to use commercially reasonable efforts to execute and deliver a construction agreement no later than January 1, 1999 to construct a fiber optic submarine cable system between Spain and the United Kingdom, (2) subject to the Offering Condition we agreed to purchase $6.0 million of Jazz Telecom S.A. common stock, (3) Viatel and Jazz Telecom S.A. agreed to the purchase from the other international switched minutes and to transmit at least one-third of our Spanish domestic switched minute traffic over Jazz Telecom S.A.'s network, assuming the prices charged by Jazz Telecom S.A. are competitive, (4) we and Jazz Telecom S.A. agreed to sell capacity to each other for fixed prices, (5) Mr. Varsavsky agreed to lock-up his Viatel shares for a specified period, (6) we agreed to release any past claims which we had against either Jazz Telecom S.A. and Mr. Varsavsky in exchange for their respective release of any claims against us and (7) Mr. Varsavsky agreed to pay to us liquidated damages in the event that he violates certain provisions of the agreement. Viatel and Jazz Telecom S.A. are currently in discussions concerning certain modifications to the terms of the Mutual Corporation Agreement.

         On November 13, 1998, Mr. Varsavsky entered into an additional lock-up agreement with us pursuant to which Mr. Varsavsky agreed that he would not sell, contract to sell, announce an intentional to sell, pledge or otherwise dispose of his shares of our common stock, either directly or indirectly, without the prior written consent from us until after August 12, 1999.



                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  1     FINANCIAL STATEMENTS.

         The financial statements are included in Part II, Item 8 of this Report.

     2 FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.

         Any required  financial  statement  schedules  are included in Part II,
Item 8 of this Report.

(B) REPORT ON FORM 8-K.

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

(C) INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

EXHIBIT NO.           DESCRIPTION OF DOCUMENTS
-----------           ------------------------

3(i)*      - Amended and Restated  Certificate of  Incorporation  of the Company
             (incorporated herein by reference to Exhibit 3.1(i)(a) to the Company's Registration Statement on Form S-1, filed on August 7, 1996, Registration No. 333-09699 (the "Company's S-1")).*

3(i)(a)    - Certificate  of  Amendment  to the  Company's  Amended and Restated
             Certificate of Incorporation (incorporated herein by reference to Exhibit 4.9 of the Company's Quarterly Report on From 10-Q for the quarter ended September 30, 1998, File No. 000-21261).*

3(i)(b)    - Certificate of Designations, Preferences and Rights of 10% Series A
             Redeemable Convertible Preferred Stock, $.01 par value (incorporated herein by reference to Exhibit 3(i)(b) to the Company's Registration Statement on From S-4, filed July 10, 1998, Registration Statement No. 58921 (the "Company's 1998 Form S-4")).

3(ii)*     - Second  Amended and Restated  By-laws of the Company  (incorporated herein by reference to Exhibit 3.1(ii) of the Company's Form 10-Q for the fiscal quarter ended September 30, 1997, File No. 000-21261).

4.1*       - Indenture,  dated as of December 15, 1994,  between the Company and
             United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed on May 24, 1995, Registration No. 33-92696 (the "Company's 1995 Form S-4").

4.2*       - Company Common Stock Certificate  (incorporated herein by reference to Exhibit 4.4 to the Company's S-1).

4.3*       - Amendment  No. 1 to the  Indenture,  dated as of December 15, 1994, between the Company and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's S-1).

4.4*       - Indenture,  dated as of April 8, 1998,  between the Company and The
             Bank of New York, as Trustee, relating to Viatel, Inc.'s 12.50% Senior Discount Notes Due 2008 (including from of 12.50% Senior Discount Note) (incorporated herein by reference to Exhibit 4.1 to the Company's 1998 From S-4).

4.5*       - Indenture,  dated as of April 8, 1998  between  the Company and The
             Bank of New York, as Trustee, relating to Viatel, Inc.'s 11.25% Senior Notes Due 2008 (including form of 11.25% Senior Note) (incorporated herein by reference to Exhibit 4.2 to the Company's 1998 Form S-4).

4.6*       - Indenture,  dated as of April 8, 1998, among the Company,  The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 12.40% Senior Discount Notes Due 2008 (including form of 12.40% Senior Discount Note) (incorporated herein by reference to Exhibit
             4.3 to the Company's 1998 Form S-4).

4.7*       - Indenture,  dated as of April 8, 1998, among the Company,  The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 11.15% Senior Notes Due 2008 (including form of 11.15% Senior Note) (incorporated herein by reference to Exhibit 4.4 to the Company's 1998 Form S-4).

4.8*       - Indenture,  dated as of April 8, 1998, among the Company,  The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 10% Subordinated Convertible Debentures Due 2011 (including form of 10% Subordinated Convertible Debenture) (incorporated herein by reference to Exhibit 4.5 to the Company's 1998 Form S-4).

4.9*       - Conversion Shares  Registration  Rights  Agreement,  dated April 3,
             1998, among the Company, Morgan Stanley & Co. Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc., ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC (incorporated herein by reference to Exhibit 4.7 the Company's 1998 Form S-4).

10.1*      - Common Stock  Registration  Rights Agreement,  dated as of December
             15, 1994, among the Company, Martin Varsavsky, Juan Manuel Aisemberg and Morgan Stanley & Co. Incorporated in connection with the Company's shares of non-voting Class A Common Stock (incorporated herein by reference to Exhibit 10.4 to the Company's 1995 Form S-4).

10.2*      - Mercury  Carrier  Services  Agreement,  dated as of March 1,  1994, between the Company and Mercury Communications Limited (incorporated herein by reference to Exhibit 10.8 to the Company's 1995 Form S-4).

10.3*      - Provision and Management Facilities Agreement,  dated as of October
             17, 1994, between the Company and Mercury Communications Limited (incorporated herein by reference to Exhibit 10.9 to the Company's 1995 Form S-4).

10.4*      - Stock  Purchase  Agreement,  dated as of  September  30,  1993,  as amended as of April 5, 1994, and as further amended as of December 21, 1994, between the Company and S-C V-Tel Investments, L.P. (incorporated herein by reference to Exhibit 10.13 to the Company's 1995 Form S-4).

10.5*      - Stock Purchase  Agreement,  dated as of April 5, 1994,  between the
             Company and COMSAT Investments, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's 1995 Form S-4).

10.6*      - Shareholders' Agreement,  dated as of April 5, 1994, and as amended as of November 22, 1994, by and among the Company, Martin Varsavsky, Juan Manuel Aisemberg and COMSAT Investments, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company's 1995 Form S-4).

10.7*      - Shareholders' Agreement, dated as of September 30, 1993, as amended as of December 9, 1993 and as further amended as of April 5, 1994, November 22, 1994 and December 21, 1994, by and among the Company, Martin Varsavsky and S-C V-Tel Investments, L.P. (incorporated herein by reference to Exhibit 10.21 to the Company's 1995 Form S-4).

10.8*      - Commercial  Lease  Agreement,  dated as of  November  1, 1993,  and
             Addendum, dated as of December 8, 1994, between the Company and 123rd Street Partnership in connection with the Company's premises located in Omaha, Nebraska (incorporated herein by reference to Exhibit 10.24 to the Company's 1995 Form S-4).

10.9*      - Facilities Management and Services Agreement, dated as of August 4,
             1995, between Viatel U.K. Limited and Telemedia International Ltd. (incorporated herein by reference to Exhibit 10.32 to the Company's 1995 Form S-4).

10.10*     - Agreement of Lease,  dated August 7, 1995,  between the Company and
             Joseph P. Day Realty  Corp.  (incorporated  herein by  reference to
             Exhibit 10.33 to the Company's 1995 Form S-4).

10.11*+    - Employment  Agreement  between the  Company and Michael J.  Mahoney
             (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Company's 1997 Form 10K)).

10.12*+    - Amended Stock Incentive Plan  (incorporated  herein by reference to
             Exhibit 4.10 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1998, File No. 000-21261).

10.13*+    - Employment   Agreement  between  the  Company  and  Allan  L.  Shaw
             (incorporated herein by reference to Exhibit 10.14 to the Company's 1997 Form 10-K).

10.14*+    - Employment  Agreement  between the  Company and Sheldon M.  Goldman
             (incorporated herein by reference to Exhibit 10.15 to the Company's 1997 Form 10-K).

10.15*     - Mutual Cooperation  Agreement,  dated as of June 3, 1998, among the
             Company, Martin Varsavsky and Jazz Telecom S.A. (incorporated herein by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, dated June 8, 1998, File No. 000-21261).

10.16*     - Equipment  Purchase  Agreement,  dated June 29,  1998,  between the
             Company and Nortel PLC (incorporated herein by reference to Exhibit
             10.16 to the Company's 1998 Form S-4).

10.17*     - Agreement of Lease,  dated June 24, 1998,  between 685  Acquisition and the Company, as amended by a letter agreement, dated July 27, 1998 (incorporated herein by reference to Exhibit 10.17 to the Company's 1998 Form S-4).

10.18*     - Lease,  dated June 23, 1998,  between VC Associates  and Viatel New
             Jersey, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company's 1998 Form S-4).

10.19**    - Software  License  Agreement,  dated October 22, 1998,  between the
             Company and Lucent Technologies Inc.

10.20**    - Engineering,  Procurement and  Construction  Contract,  dated as of
             November 10, 1998, between Viatel Global Communications, Inc. and Alcatel Submarine Network S.A.

10.21**    - Equipment Purchase Agreement,  dated December 31, 1998, between the
             Company and Nortel plc.

21.1       - Subsidiaries of the Company.

23.1       - Consent of KPMG LLP.

24.1       - Power of Attorney (Appears on signature page).

27.1       - Financial Data Schedule.

----------

* Incorporated herein by reference.
+ Management contract or compensatory plan or arrangement.
** Filed herewith. Confidential treatment requested as to certain portions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and State of New York, on the 31st day of March, 1999.

                              VIATEL, INC.


                              By: /S/ MICHAEL J. MAHONEY
                                 --------------------------
                                 Michael J. Mahoney
                                 President and Chief Executive Officer


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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1999.


        SIGNATURE                                           TITLE(S)

 /S/ MICHAEL J. MAHONEY               President, Chief Executive Officer
----------------------                and Director (Principal Executive Officer)
   Michael J. Mahoney


 /S/ ALLAN L. SHAW                    Senior Vice President, Finance, Chief
----------------------                Financial Officer and Director
   Allan L. Shaw



 /S/ FRANCIS J. MOUNT                 Director
----------------------
 Francis J. Mount


 /S/ PAUL G. PIZZANI                  Director
----------------------
  Paul G. Pizzani


 /S/ JOHN G. GRAHAM                   Director
----------------------
  John G. Graham

                                  EXHIBIT INDEX


                                                                    SEQUENTIALLY
                                                                       NUMBERED
EXHIBIT NO.               DESCRIPTION OF DOCUMENTS                      PAGE
-----------               ------------------------                  ------------

3(i)*     - Amended    and    Restated     Certificate    of
            Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(i)(a) to the Company's Registration Statement on Form S-1, filed on August 7, 1996, Registration No. 333-09699 (the "Company's S-1")).*

3(i)(a)   - Certificate   of  Amendment  to  the   Company's
            Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.9 of the Company's Quarterly Report on From 10-Q for the quarter ended September 30, 1998, File No. 000-21261).*

3(i)(b)   - Certificate  of  Designations,  Preferences  and
            Rights of 10% Series A Redeemable Convertible Preferred Stock, $.01 par value (incorporated herein by reference to Exhibit 3(i)(b) to the Company's Registration Statement on From S-4, filed July 10, 1998, Registration Statement No. 58921 (the "Company's 1998 Form S-4")).

3(ii)*    - Second  Amended  and  Restated  By-laws  of  the
            Company (incorporated herein by reference to Exhibit 3.1(ii) of the Company's Form 10-Q for the fiscal quarter ended September 30, 1997, File No. 000-21261).

4.1*      - Indenture,   dated  as  of  December  15,  1994,
            between the Company and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed on May 24, 1995, Registration No. 33-92696 (the "Company's S-4").

4.2*      - Company Common Stock  Certificate  (incorporated
            herein by reference to Exhibit 4.4 to the Company's S-1).

4.3*      - Amendment  No. 1 to the  Indenture,  dated as of
            December 15, 1994, between the Company and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's S-1).

4.4*      - Indenture,  dated as of April 8,  1998,  between
            the Company and The Bank of New York, as Trustee, relating to Viatel, Inc.'s 12.50% Senior Discount Notes Due 2008 (including from of 12.50% Senior Discount Note) (incorporated herein by reference to Exhibit 4.1 to the Company's 1998 From S-4).

4.5*      - Indenture, dated as of April 8, 1998 between the
            Company and The Bank of New York, as Trustee, relating to Viatel, Inc.'s 11.25% Senior Notes Due 2008 (including form of 11.25% Senior Note) (incorporated herein by reference to Exhibit 4.2 to the Company's 1998 Form S-4).

4.6*      - Indenture,  dated as of April 8, 1998, among the
            Company, The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 12.40% Senior Discount Notes Due 2008 (including form of 12.40% Senior Discount Note) (incorporated herein by reference to Exhibit 4.3 to the Company's 1998 Form S-4).

4.7*      - Indenture,  dated as of April 8, 1998, among the
            Company, The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 11.15% Senior Notes Due 2008 (including form of 11.15% Senior Note) (incorporated herein by reference to Exhibit 4.4 to the Company's 1998 Form S-4)

4.8*      - Indenture,  dated as of April 8, 1998, among the
            Company, The Bank of New York, as Trustee, and Deutsche Bank, Aktiengesellschaft, as German Paying Agent and Co-Registrar, relating to the Company's 10% Subordinated Convertible Debentures Due 2011 (including form of 10%
            Subordinated        Convertible       Debenture)
            (incorporated herein by reference to Exhibit 4.5 to the Company's 1998 Form S-4).

4.9*      - Conversion Shares Registration Rights Agreement,
            dated April 3, 1998, among the Company, Morgan Stanley & Co. Incorporated, Morgan Stanley Bank AG, Salomon Brothers Inc., ING Baring (U.S.) Securities, Inc. and NationsBanc Montgomery Securities LLC (incorporated herein by reference to Exhibit 4.7 the Company's 1998 Form S-4).

10.1*     - Common  Stock  Registration   Rights  Agreement,
            dated as of December 15, 1994, among the Company, Martin Varsavsky, Juan Manuel Aisemberg and Morgan Stanley & Co. Incorporated in
            connection with the Company's shares of non-voting Class A Common Stock (incorporated herein by reference to Exhibit 10.4 to the Company's 1995 Form S-4).

10.2*     - Mercury Carrier Services Agreement,  dated as of
            March 1, 1994,  between  the Company and Mercury
            Communications Limited (incorporated herein by reference to Exhibit 10.8 to the Company's 1995 Form S-4).

10.3*     - Provision and Management  Facilities  Agreement,
            dated as of October 17, 1994, between the Company and Mercury Communications Limited (incorporated herein by reference to Exhibit
            10.9 to the Company's 1995 Form S-4).

10.4*     - Stock Purchase Agreement,  dated as of September
            30, 1993, as amended as of April 5, 1994, and as further amended as of December 21, 1994, between the Company and S-C V-Tel Investments, L.P. (incorporated herein by reference to Exhibit
            10.13 to the Company's 1995 Form S-4).

10.5*     - Stock Purchase  Agreement,  dated as of April 5,
            1994, between the Company and COMSAT Investments, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's 1995 Form S-4).

10.6*     - Shareholders'  Agreement,  dated  as of April 5,
            1994, and as amended as of November 22, 1994, by and among the Company, Martin Varsavsky, Juan Manuel Aisemberg and COMSAT Investments, Inc. (incorporated herein by reference to Exhibit
            10.19 to the Company's 1995 Form S-4).

10.7*     - Shareholders'  Agreement,  dated as of September
            30, 1993, as amended as of December 9, 1993 and as further amended as of April 5, 1994, November 22, 1994 and December 21, 1994, by and among the Company, Martin Varsavsky and S-C V-Tel Investments, L.P. (incorporated herein by reference to Exhibit 10.21 to the Company's 1995 Form S-4).

10.8*     - Asset Purchase Agreement, dated as of August 27,
            1993,  between the Company and Sitel Corporation
            (incorporated  herein by  reference  to  Exhibit
            10.26 to the Company's 1995 Form S-4).

10.9*     - Facilities  Management  and Services  Agreement,
            dated as of August 4, 1995, between Viatel U.K. Limited and Telemedia International Ltd. (incorporated herein by reference to Exhibit
            10.32 to the Company's 1995 Form S-4).

10.10*    - Agreement  of  Lease,   dated  August  7,  1995,
            between the Company and Joseph P. Day Realty Corp. (incorporated herein by reference to
            Exhibit 10.33 to the Company's 1995 Form S-4).

10.11*+   - Employment  Agreement  between  the  Company and
            Michael J. Mahoney (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Company's 1997 Form 10-K")).

10.12*+   - Amended  Stock   Incentive  Plan   (incorporated
            herein by reference to Exhibit 4.10 to the Company's Form 10-Q for the fiscal quarter ended
            September 30, 1998, File No. 000-21261).

10.13*+   - Employment  Agreement  between  the  Company and
            Allan L. Shaw (incorporated herein by reference to Exhibit 10.14 to the Company's 1997 Form
            10-K).

10.14*+   - Employment  Agreement  between  the  Company and
            Sheldon  M.  Goldman   (incorporated  herein  by
            reference to Exhibit 10.15 to the Company's 1997
            Form 10-K).

10.15*    - Mutual Cooperation  Agreement,  dated as of June
            3, 1998, among the Company, Martin Varsavsky and Jazz Telecom S.A. (incorporated herein by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, dated June 8, 1998, File No. 000-21261).

10.16*    - Equipment  Purchase  Agreement,  dated  June 29,
            1998,   between   the  Company  and  Nortel  PLC
            (incorporated  herein by  reference  to  Exhibit
            10.16 to the Company's 1998 Form S-4).

10.17*    - Agreement of Lease, dated June 24, 1998, between
            685 Acquisition and the Company, as amended by a letter agreement, dated July 27, 1998 (incorporated herein by reference to Exhibit
            10.17 to the Company's 1998 Form S-4).

10.18*    - Lease,   dated   June  23,   1998,   between  VC
            Associates   and   Viatel   New   Jersey,   Inc.
            (incorporated  herein by  reference  to  Exhibit
            10.18 to the Company's 1998 Form S-4).

10.19**   - Software  License  Agreement,  dated October 22,
            1998,    between    the   Company   and   Lucent
            Technologies Inc.

10.20**   - Engineering,    Procurement   and   Construction
            Contract, dated as of November 10, 1998, between Viatel Global Communications, Inc. and Alcatel
            Submarine Network S.A.

10.21**   - Equipment  Purchase  Agreement,  dated  December
            31,1998, between the Company and Nortel plc.

21.1      - Subsidiaries of the Company.

23.1      - Consent of KPMG LLP.

24.1      - Power of Attorney (Appears on signature page).

27.1      - Financial Data Schedule.

----------

* Incorporated herein by reference.
+ Management contract or compensatory plan or arrangement.
** Filed herewith. Confidential treatment requested as to certain portions.