Form 10-Q
period 1999-03-31
VIATEL INC
filed 1999-05-17
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

     (Mark One)

     ___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                       OR

     _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to
     ____________________


                        Commission File Number: 000-21261

                                  VIATEL, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                    13-3787366
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                                685 Third Avenue
                               New York, New York
                    (Address of principal executive offices)

                                      10022
                                   (Zip Code)

                                 (212) 350-9200
              (Registrant's telephone number, including area code)

               --------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


     As of May 13, 1999, 23,227,013 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       ( in thousands, except share data)

                                                                                       March 31,      December 31,
                                                                                        1999              1998
                                     ASSETS                                         (Unaudited)
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------
Current assets:
     Cash and cash equivalents                                                           $442,042          $ 329,511
     Restricted cash equivalents                                                           23,530             10,310
     Restricted marketable securities, current                                             90,430             50,870
     Marketable securities, current                                                        56,713            171,771
     Trade accounts receivable, net of  allowance for doubtful accounts of
     $2,966 and $3,093, respectively                                                       47,107             28,517
     Other receivables                                                                     14,463             13,404
     Prepaid expenses                                                                       8,512              2,417
                                                                                  ----------------   ----------------
                     Total current assets                                                 682,797            606,800
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------
Restricted marketable securities, non-current                                             115,836             83,343
Property and equipment, net                                                               409,909            266,256
Cash securing letters of credit for network construction                                  121,239             -
Intangible assets, net                                                                     70,579             49,968
Other assets                                                                               11,630              5,744
                                                                                  ----------------   ----------------
                                                                                  ================   ================
                                                                                       $1,411,990         $1,009,111
                                                                                  ================   ================
                                                                                  ================   ================

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accrued telecommunications costs                                                    $ 41,913            $26,518
     Accounts payable and other accrued expenses                                           25,379             23,656
     Property and equipment purchases payable                                             141,361             97,288
     Accrued interest                                                                      27,288             12,240
     Liability under joint construction agreement                                           9,631              9,523
     Current installments of notes payable and obligations under capital                   10,008              8,918
     leases                                                                       ----------------   ----------------
                                                                                  ----------------   ----------------
                     Total current liabilities                                            255,580            178,143
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------
Long-term liabilities:
     Long term debt                                                                     1,256,196            896,503
     Notes payable and obligations under capital leases, excluding
         current installments                                                              36,286             24,636
                                                                                  ----------------   ----------------
                     Total long-term liabilities                                        1,292,482            921,139
Series A Redeemable Convertible Preferred Stock, $.01 par value; Authorized
718,042 Shares; issued and outstanding 472,791 and 461,258 shares,  respectively           48,298             47,121
                                                                                  ----------------   ----------------
Commitments and contingencies
Stockholders' deficiency:
     Preferred Stock, $.01 par value.  Authorized 1,281,958 shares, no shares
         issued and outstanding                                                            -                  -
     Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
         outstanding 23,193,265 and 23,184,465 shares, respectively                           232                232
     Additional paid-in capital                                                           128,403            128,357
     Accumulated other comprehensive loss                                                (15,082)            (6,246)
     Accumulated deficit                                                                (297,923)          (259,635)
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------
                     Total stockholders' deficiency                                     (184,370)          (137,292)
                                                                                  ----------------   ----------------
                                                                                  ================   ================
                                                                                      $1,411,990         $1,009,111
                                                                                  ================   ================

          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                 For the Three Months Ended
                                                            March 31,
                                             --------------------------------
                                                     1999           1998
                                             ----------------- --------------

Revenue:
Communication service revenue                       $ 48,395      $   21,239
Capacity sales                                        13,246           -
                                             ----------------- --------------
                 Total  revenue                       61,641         21,239
                                             ----------------- --------------

Operating expenses:
  Cost of service and sales                           51,048         19,105
  Selling, general and administrative                 18,763          8,955
  Depreciation and amortization                        9,603          2,911
                                             ----------------- --------------
         Total operating expenses                     79,414         30,971
                                             ----------------- --------------

Other income (expense):

  Interest income                                      6,828            510
  Interest expense                                   (26,166)        (3,781)

                                             ----------------- --------------
Net loss                                             (37,111)       (13,003)
  Dividend on redeemable convertible
   preferred stock                                    (1,177)           -
                                             ----------------- --------------
Net loss attributable to common stockholders       $ (38,288)     $ (13,003)
                                             ================= ==============

Net loss per common share attributable to
  common stockholders                              $  (1.65)        $ (0.57)
                                             ================= ==============

Weighted average common shares outstanding            23,186         22,783


   See  accompanying  notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                           For the Three Months Ended

                                                                                              March 31,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ----------------   ----------------
Cash flows from operating activities:
     Net loss                                                                          $(37,111)          $ (13,003)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    9,603               2,911
         Accreted interest expense on long term debt                                     10,330               3,447
         Provision for losses on accounts receivable                                      1,600                 754
         Earned compensation                                                                -                    16
     Changes in assets and liabilities:
         Increase in accounts receivable                                                (18,936)             (2,732)
         Increase in accrued interest expense on senior notes                            15,049                -
         Increase in prepaid expenses and other receivables                              (8,855)             (1,248)
         (Increase)decrease in other assets and intangible assets                          (947)                555
         Increase(decrease) in accrued telecommunication costs, accounts
           payable and other accrued expenses                                             7,689              (1,471)
                                                                                  ----------------   ----------------
                  Net cash used in operating activities                                 (21,578)            (10,771)
                                                                                  ----------------   ----------------

Cash flows from investing activities:
     Purchase of property, equipment and software                                      (101,691)             (2,716)
     Payment for business acquired, net of cash acquired                                    -                (5,000)
     Purchase of marketable securities                                                 (194,058)             (3,510)
     Cash securing letters of credit                                                   (121,239)                  -
     Issuance of notes receivable                                                        (4,390)                  -
     Proceeds from maturity of marketable securities                                    220,954              27,681
                                                                                  ----------------   ----------------
                  Net cash (used in) provided by investing activities                  (200,424)             16,455
                                                                                  ----------------   ----------------

Cash flows from financing activities:
     Proceeds from issuance of senior notes                                             365,471                -
     Deferred financing costs                                                           (12,880)               -
     Proceeds from issuance of common stock                                                  46                 421
     Repayment of notes payable and bank credit line                                       (682)               (577)
     Payments under capital leases                                                         (300)                (53)
                                                                                  ----------------   ----------------
                  Net cash provided by (used in) financing activities                   351,655                (209)
                                                                                  ----------------   ----------------
Effects of exchange rate changes on cash                                                 (3,902)               (109)
                                                                                  ----------------   ----------------
Net increase in cash and cash equivalents                                               125,751               5,366
Cash and cash equivalents at beginning of period                                        339,821              21,096
                                                                                  ================   ================
Cash and cash equivalents at end of period                                            $ 465,572            $ 26,462
                                                                                  ================   ================
Supplemental disclosures of cash flow information:
     Interest paid                                                                    $    231             $    334
                                                                                  ================   ================
    Assets acquired under capital lease obligations                                   $ 13,550                -
                                                                                  ================   ================

          See accompanying notes to consolidated financial statements.



                          VIATEL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

              (Information as of March 31, 1999 and for the periods
                   ended March 31, 1999 and 1998 is unaudited)

(1)  DESCRIPTION OF BUSINESS

     Viatel Inc. and subsidiaries (collectively, the "Company") is a global integrated services provider of high quality, competitively priced, long distance communication and data services to end users, carriers and resellers. The Company operates one of Europe's largest pan-European networks with points of presence in 45 cities, direct sales forces in twelve Western European cities and an indirect sales force in more than 180 locations in Western Europe. The Company is currently constructing a series of state-of-the-art, high quality, high capacity, self-healing fiber optic rings utilizing the synchronous digital hierarchy standard for digital transmission which will connect major cities in six European countries (the "Circe Network").

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION The consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998, respectively, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the full year.

     CAPACITY SALES Customers of the company can purchase capacity on the the Company's Network. Revenues from the sale of network capacity are recognized in the period that the rights and obligations of ownership transfer to the purchaser.

     Cost of IRU sales in any period is determined based upon the ratio of total capacity sold and total anticipated capacity to be utilized multiplied by the related total costs of the relevant portion of the Network.

     NEW PRONOUNCEMENTS The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the three months ended March 31, 1999. SOP 98-5 requires that certain start-up expenditures and organization costs previously capitalized must now be expensed. The adoption of this statement did not have material effect on our consolidated financial statements.


 (3) INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and classifies them as held to maturity or available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Company does not invest in securities for the purpose of trading and therefore does not classify any securities as trading.

     Debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as available for sale as of March 31, 1999.

     The following is a summary of the amortized cost, which approximates fair value, of marketable securities held to maturity at March 31, 1999 (in thousands) :

          U.S. corporate debt securities                         $34,043
          German corporate debt securities                        22,670
                                                        -----------------
                              Total                              $56,713
                                                        =================

     The following is a summary of the amortized cost, which approximates fair value, of restricted securities held to maturity at March 31, 1999 (in thousands) :

          U.S. Treasury obligations                              $148,859
          German government obligations                            57,407
                                                         ----------------
                              Total                              $206,266
                                                         ================

     The amortized cost, which approximates fair value, of restricted securities held to maturity at March 31, 1999 are shown below (in thousands) :

          Due within one year                                    $ 90,430
          Due after one through two years                         115,836
                                                         -----------------
                              Total                             $ 206,266
                                                         =================

     There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of (in thousands) :

                                            March 31,           December 31,
                                              1999                  1998
                                         -----------------    ------------------

      Communication system                       $326,511              $ 96,193
      Construction in progress                     89,067               172,630
      Furniture, equipment and other               17,742                16,450
      Leasehold improvements                        6,695                 6,651
                                         -----------------    ------------------
                                                  440,015               291,924
      Less accumulated depreciation and            30,106                25,668
      amortization                       =================    ==================
                                                 $409,909              $266,256
                                         =================    ==================

     At March 31, 1999, construction in progress primarily represents construction of the Circe Network. For the three month period ended March 31, 1999 and the twelve month period ended December 31, 1998, $2.3 million and $3.3 million of interest was capitalized, respectively.

     In connection with the Company's joint construction of the civil works associated with national communications networks being constructed in
     Germany, the Company was required to obtain a letter of credit of approximately $121.2 million (DM219.1 million) in support of its obligations.

(5)  INTANGIBLE ASSETS
     Intangible assets consist of the following as of (in thousands) :

                                                   March 31,      December 31,
                                                     1999               1998
                                               ---------------- ----------------
      Deferred financing and registration fees         $44,427          $31,547
      Licenses, trademarks, and servicemarks             9,464           10,031
      Goodwill                                          20,270            8,744
      Purchased software                                 3,096            1,859
      Other                                                140              206
                                               ----------------- ---------------
                                                        77,397           52,387
      Less accumulated amortization                      6,818            5,419
                                               ================= ===============
                                                       $70,579          $46,968
                                               ================= ===============

     The Company recognized its obligation to pay contingent consideration for its 1998 acquisition based upon certain key operating performance targets which were met during the period ended March 31, 1999.

(6)  LONG TERM DEBT

     On April 8, 1998, the Company completed an offering of units (the "Units Offering") consisting of senior notes or senior discount notes due 2008 and shares of 10% Series A Redeemable Convertible Preferred Stock due 2010 ("Series A Preferred"), $.01 par value per share, of the Company and units consisting of senior notes or senior discount notes due 2008 and subordinated convertible debentures due 2011 (the "Subordinated Debentures") through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company utilized $118.9 million of the proceeds from the Units Offering to retire its 15% Senior Discount Notes due 2005 resulting in an extraordinary loss of $28.3 million. Additionally, a portion of the proceeds from the Units Offering were used to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the first six interest payments on the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the first six interest payments on the Deutsche Mark denominated senior notes issued in the Units Offering. The senior discount notes accrete through April 15, 2003 and interest becomes payable in cash in semi-annual installments thereafter. The interest on the senior notes is payable in semi-annual installments. The Series A Preferred and the
     Subordinated Debentures require quarterly payments which are paid in additional securities, cash or any combination thereof through April 15, 2003 and payable in cash thereafter. The Series A Preferred and the Subordinated Debentures are mandatorily convertible in the event the closing price of the Company's common stock exceeds certain predetermined annual price targets. On May 14, 1999, the conditions for mandatory conversion were met for both the Series A Preferred and the Subordinated Debentures (see "Subsequent Event - Conversion"). The Series A Preferred and Subordinated Debentures conversion rates are $13.20 and $13.46 (approximately DM24.473), respectively.

     On September 30, 1998, the Company consummated an offer to exchange senior notes and senior discount notes due 2008 which have been registered under the Securities Act of 1933, as amended, for outstanding notes of each such series which were not registered under the Securities Act of 1933, as amended.

     On March 19, 1999 the Company completed a high yield offering (the "High Yield Offering") through which it raised approximately $365.5 million of gross proceeds. A portion of the proceeds from this offering were used to purchase securities which were pledged as security for the first four interest payments on the notes issued.

     The indentures pursuant to which the senior notes and the senior discount notes were issued contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with stockholders and affiliates and create liens on its assets. In addition, upon a change of control, the Company is required to make an offer to purchase the senior notes and the senior discount notes at a purchase price equal to 101% of the principal amount, in the case of the senior notes, and 101% of the accreted value of the notes, in the case of the senior discount notes. The indenture pursuant to which the Subordinated Debentures were issued also required that the Company offer to repurchase the debentures at 101% of the principal amount in the event of a change of control.

      Long term debt consists of the following as of (in thousands) :

                                                                            March 31,            December 31,
                                                                               1999                  1998
                                                                         -----------------     -----------------
      11.25% Senior Notes                                                        $400,000              $400,000
      11.15% Senior Notes (E91,010)                                                98,389               106,015
      11.50% Senior Notes                                                         200,000                -
      11.50% Senior Notes (E150,000)                                              162,162                -
      12.50% Senior Discount Notes, less discount of $193,664                     306,336               297,284
      12.40% Senior Discount Notes (E115,552), less discount of                    76,828                80,355
           $48,093 (E44,486)
      10% Subordinated convertible debentures (E11,545)                            12,481                12,849
                                                                         =================     =================
                                                                               $1,256,196              $896,503
                                                                         =================     =================


     During 1997, the Company entered into Loan and Security Agreements pursuant to which the Company borrowed an aggregate of $11.1 million. Under the terms of these agreements, the Company is required to satisfy certain covenants and restrictions. As of March 31, 1999, the Company was either in compliance with, or had received waivers to, these covenants. Obligations under these Loan and Security Agreements are secured by the grant of a security interest in certain telecommunications equipment as well as a portion of the payment obligations also being secured by letters of credit.


(7)  STOCK INCENTIVE PLAN

     The Amended Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to a maximum of 4,166,666 shares of the Company's common stock.

     Stock option activity for the three months ended March 31, 1999 under the Stock Incentive Plan is shown below (share numbers in thousands) :

                                          WEIGHTED AVERAGE       NUMBER OF
                                           EXERCISE PRICES         SHARES

       Outstanding at December 31, 1998         $ 7.41               2,594
       Granted                                   22.88                 573
       Exercised                                  5.27                 (9)
                                                ------                 ---
       Outstanding at March 31, 1999           $ 10.22               3,158
                                               =======             =======

     As of March 31, 1999, 950,471 options were exercisable under the Stock Incentive Plan

(8)  COMPREHENSIVE LOSS

     The Company's comprehensive loss is as follows (in thousands) :

                                                For the Three Months Ended
                                                          March 31,
                                                --------------------------------
                                                     1999              1998
                                                ---------------  ---------------
      Net loss                                      $(37,111)         $(13,003)
      Foreign currency translation adjustment         (8,836)             (517)
                                                ===============  ===============
      Comprehensive loss                            $(45,947)         $(13,520)
                                                ===============  ===============

(9)  ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in the year 2000. The Company has not completed its analysis of the impact of this statement on its financial statements but does not currently believe it will be material.


(10) SEGMENT AND GEOGRAPHIC DATA

     While the Company's chief decision maker monitors revenue streams of the various products and geographic locations, operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred to multiple revenue streams or geographic locations would be impractical and arbitrary. Management does not currently make such allocations internally.

     The Company groups its products and services by wholesale, retail, and capacity. The information below summarizes revenue by customer type for the three months ended March 31, 1999 and 1998, respectively (in thousands):
                                                                March 31,
                                                          ---------- -----------
                                                               1999        1998
                                                          ---------- -----------
     Wholesale.......................................        $21,061      $9,477
     Retail..........................................         27,334      11,762
     Capacity........................................         13,246         -
                                                             -------     -------
     Consolidated....................................        $61,641     $21,239
                                                             =======     =======

     The information below summarizes revenue by geographic area for the three months ended March 31, 1999 and 1998, respectively (in thousands):


                                                                March 31,
                                                          ---------- -----------
                                                               1999        1998
                                                          ---------- -----------
     Western Europe..................................       $41,449     $11,228
     North America...................................        17,252       5,707
     Latin America...................................         2,897       3,694
     Asia/Pacific Rim and other......................            43         610
                                                            -------     -------
     Consolidated....................................       $61,641     $21,239
                                                            =======     =======




     The information below summarizes long lived assets by geographic area as of March 31, 1999 and December 31, 1998, respectively (in thousands):


                                                 March 31,        December 31,
                                                    1999              1998
                                               ---------------   ---------------

     Western Europe........................         $371,629            $237,443
     North America.........................          108,641              75,492
     Latin America.........................              218                 289
                                                    --------            --------
     Consolidated..........................         $480,488            $313,224
                                              ===============   ================

(11) SUBSEQUENT EVENT - CONVERSION

     On  May  13,  1999,  the  Company's   Series  A  Preferred  Stock  and  its
     Subordinated Debentures converted into shares of the Company's common stock. The conversion will be based upon maintenance of the Company's stock price above a certain per share price for a specified time period. The Preferred Stock and the Subordinated Debentures converted at a conversion price equal to $13.20 and approximately $13.40 (DM24.473) per share. Accordingly, the Company will issue approximately 4.6 million shares of common stock and will pay cash for any fractional shares due upon conversion, which is deemed to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a rapidly growing international communications company providing high quality, competitively priced, long distance communication and data services to end users, carriers and resellers. We maintain direct sales forces in twelve Western European cities and an indirect sales force in more than 180 locations throughout Western Europe.

     To capitalize on the opportunities presented by deregulation of the telecommunication industry in Western Europe, we established an early presence and acquired licenses, interconnection, and infrastructure. Today, we hold licenses in Belgium, France, Germany, The Netherlands, Italy and the United Kingdom and interconnection agreements with each incumbent telecommunications operator in these countries. We also have licenses in Spain, and Switzerland and expect to obtain interconnection in these countries.

     We currently operate one of Europe's largest pan-European networks, with points of presence in over 45 cities. We believe that control of network infrastructure is critical to becoming a high quality, low cost provider of communications services. We also believe that network ownership will enable us to better manage service offerings. Accordingly, we are in the process of migrating from a network comprised of international and domestic leased infrastructure to a network primarily of owned infrastructure.

     As part of our strategy to own or control key elements of our network, we completed an offering of senior notes in March 1999 (the "High Yield Offering") through which we raised approximately $365.5 million of gross proceeds. The proceeds of the High Yield Offering along with proceeds from a previous offering, which raised approximately $889.6 million of gross proceeds, are being used to complete and construct our five interconnected state-of-the-art fiber optic rings which, when completed, will link over 40 cities and six countries which include the United Kingdom, France, Belgium, The Netherlands, Switzerland, and Germany (the "Circe Network"). The Circe Network, when completed, will be one of the largest cross-border fiber optic networks in the largest telecommunications market in Western Europe. This five-ring system is expected to encompass approximately 8,700 route kilometers


THE CIRCE NETWORK

     The Circe Network is a series of state-of-the-art, high quality, high capacity, self-healing rings, utilizing advanced synchronous digital hierarchy, the current international standard for digital transmission, and dense wave division multiplexing technology.

     As planned, the Circe Network will be comprised of interlocking, bi-directional rings, encompassing approximately 8,700 route kilometers of fiber optic cable. The first phase of the Circe Network, consisting of approximately 1,800 route kilometers was completed in March 1999 and connects, among other cities, London, Paris, Amiens, Brussels, Antwerp, Rotterdam, and Amsterdam. Construction activity has also commenced on a second ring which is expected to be placed into service during the third quarter of 1999 and will connect Paris, Nancy, Strasbourg, Frankfurt, Dusseldorf, and Amsterdam. Construction on a third ring which will connect Essen, Hamburg, Berlin, Dresden, Bremen, Leipzig, Nurnberg, Munich, Stuttgart, Frankfurt and Koln has also begun and is expected to be available during the first quarter of 2000. We anticipate that the fourth and fifth phases of the Circe Network will extend into southern France and Switzerland and will be completed during the second quarter of 2000.

     We sell capacity on the Circe Network. Revenue from capacity sales that qualify under generally accepted accounting principles to be treated as sales are recognized under a line item titled "Capacity sales". Capacity sales are recognized as revenue when the purchaser obtains the right to use the capacity. The related cost of capacity is reported in the same period. With respect to each sale of capacity, the related cost of capacity sales is equal to a proportionate amount of the total capitalized cost of the network. Revenue from operating leases of private line circuits, which are being included in communication services revenue, are being recognized on a straight line basis over the life of the lease. The portion of the total capitalized cost of the Circe Network used to provide communication services circuits is being included in property and equipment and charged to depreciation and amortization over its useful life. The sale of capacity on the Circe Network will vary substantially from period to period and may result in fluctuations in our operating results. During the first quarter of 1999 we began selling capacity on the Circe Network. These sales substantially increase our gross profits (i.e., total revenue minus cost of services and sale) and our gross margin (i.e., gross profits divided by total revenues). As a result, our gross profits and gross margins will also fluctuate substantially, in ways that will not necessarily reflect the trends in our communications services business.

     In addition, we expect to trade capacity on the Circe Network for capacity on other cable systems. These trades of capacity are expected to be non-monetary exchanges and are not expected to have a material effect on our statement of operations. We will continue to incur selling, general and administrative expenses with respect to the Circe Network, which will not be capitalized and will affect our results of our operations, particularly while the Network is being designed, built and placed into service, and will continue to incur additional operating and maintenance expense until the Circe phases become operational. As a result of financing the Circe Network with debt, we are capitalizing a portion of the interest incurred that relates to the construction of the Circe Network until it is placed in service and will incur increases in interest expense thereafter.

     The Circe Network will have a beneficial effect on our cost of services and sales as well as net income (loss). This will occur as we bring traffic "on-net," to facilities we own, as opposed to facilities that we lease from other carriers. The expense associated with facilities we own is accounted for in depreciation and amortization, while leased capacity is accounted for as a cost of services and sales. As a result, one gross margins and profit will be improved as we bring traffic "on-net". However, our net income (loss) are not improved to the same extent. The effect of bringing traffic "on-net" will be somewhat delayed, because our leased line agreements do not allow us to terminate our obligations prior to fixed dates.


RESULTS OF OPERATIONS

     The following table summarizes the breakdown of our results of operations as a percentage of total revenue. Our total revenue, and therefore these percentages, could fluctuate substantially from period to period due to capacity sales, which have a substantially different impact on margins than communications services.

                                                     For the Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                      1999              1998
                                                    -----------    -------------
      Total revenue                                   100.0%            100.0%
      Cost of services and sales                       82.8%             90.0%
      Selling, general and administrative expenses     30.4%             42.2%
      Depreciation and amortization                    15.6%             13.7%
      EBITDA loss (1)                                 (13.3%)           (32.1%)

--------------
(1) As used herein "EBITDA" consists of earnings before interest, income taxes, extraordinary loss, dividends on convertible preferred stock and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     TOTAL REVENUE. Revenue is derived from communication service and capacity sales. Total revenue increased by 190.2% to $61.6 million for the three months ended March 31, 1999 from $21.2 million for the three months ended March 31, 1998. Within this growth was a 127.9% increase in communication services revenue to $48.4 million on 270.8 million billable minutes for first quarter of 1999 from $21.2 million on 52.4 million billable minutes for first quarter of 1998. Capacity sales were $13.2 million for the first quarter of 1999. We had no capacity sales during the first quarter of 1998, because the Circe Network did not exist. Revenue growth for the first quarter of 1999 was generated primarily by growth from European end user revenues and capacity sales.

     A substantial increase in billable minutes from the first quarter of 1998 to the first quarter of 1999 was partially offset by a very substantial decline in revenue per billable minute, primarily because of (i)a higher percentage of lower-priced intra-European and national long distance traffic on the Company's network and (ii) reductions in prices in response to price reductions by incumbent telecommunications operators and other competitors in many of our markets.

     Communication services revenue per billable minute from the sale of services to retail customers, which represented 44.3% of total revenue for the three months ended March 31, 1999, compared to 55.2% for the three months ended March 31, 1998, decreased 72.5% to $.14 in the first quarter of 1999 from $.51 in the first quarter of 1998. Communication services revenue per billable minute from the sale of services to carriers and other resellers remained constant at $.29 in the first quarter of 1999 and in the first quarter of 1998.

     During the first quarter of 1999 as compared to the first quarter of 1998, the Company increased its carrier business (through which we sell switched minutes, private lines and ports to carriers, Internet Service Providers ("ISPs") and other resellers). Although this business has declined as a percentage of communications service revenue, because our retail services grew at a faster rate. The carrier business represented approximately 34.2% of total revenue and approximately 27.1% of billable minutes for the three months ended March 31, 1999 as compared to approximately 44.6% of total revenue and approximately 56.2% of billable minutes for the three months ended March 31, 1998.

     During the first quarter of 1999, approximately 67.2% of our total revenue was generated in Western Europe as compared to approximately 52.9% of our total revenue during the first quarter of 1998. Communications revenue derived from North America represented approximately 28.0% of the Company's total revenue during the three months ended March 31, 1999 compared to approximately 26.8% of the Company's total revenue during the three months ended March 31, 1998. Total revenues derived from Latin America represented approximately 4.7% of the Company's total revenue during the three months ended March 31, 1999 compared to approximately 17.3% of our total revenue during the three months ended March 31, 1998. Revenue from the Pacific Rim represented approximately 0.1% of our total revenue during the three months ended March 31, 1999 compared to approximately 2.9% of the Company's total revenue during the three months ended March 31, 1998.

     COST OF SERVICES AND SALES. Cost of services and sales increased to $51.0 million in the first quarter of 1999 from $19.1 million in the first quarter of 1998 and, as a percentage of total revenue, decreased to approximately 82.8% from approximately 90.0% for the three months ended March 31, 1999 and 1998, respectively. The $51.0 million includes costs associated with the sale of capacity on the network. These costs did not occur in the first quarter of 1998. The cost of the sold capacity represented non-cash charges of the pro rata cost of the network asset and is determined based upon the ratio of total capacity sold to total estimated capacity multiplied by the total capitalized costs of the network. Our gross margin increased, as a result of capacity sales, as a percentage of revenue, to 17.2% for the three months ended March 31, 1999 as compared to 10.0% for the three months ended March 31, 1998.

     Cost of services and sales continued to increase in the three months ended March 31, 1999 in part because of the relatively high cost of leased infrastructure. These costs are expected to decrease as a percentage of revenue as the Company migrates from leased infrastructure to the Circe Network and other owned capacity. The effect of bringing traffic "on-net" will be somewhat delayed, because our leased line agreements do not allow early terminations of our obligations

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $18.8 million in the three months ended March 31, 1999 from $9.0 million in the three months ended March 31, 1998 and, as a percentage of total revenue, decreased to approximately 30.4% in the three months ended March 31, 1999 from approximately 42.2% in the corresponding period in 1998. Much of these expenses are attributable to overhead costs associated with our headquarters, back office and operations as well as maintaining a physical presence in seventeen different jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 47.5% and 52.3% for the three months ended March 31, 1999 and 1998, respectively. Advertising and promotion expenses, as a percentage of total selling, general and administrative expenses, were approximately 5.1% and 1.1% for the three months ended March 31, 1999 and 1998, respectively.

     EBITDA LOSS. EBITDA loss increased to $8.2 million for the three months ended March 31, 1999 from $6.8 million for the three months ended March 31, 1998. As a percentage of total revenue, EBITDA loss decreased to approximately 13.3% in the first quarter of 1999 from approximately 32.1% in the first quarter of 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the Network, increased to approximately $9.6 million in the three months ended March 31, 1999 from approximately $2.9 million in the three months ended March 31, 1998. The increase was due primarily to the $367.8 million increase in gross property and equipment from $72.2 million at March 31, 1998 to $440.0 at March 31, 1999.

     INTEREST. Interest expense increased from approximately $3.8 million in the three months ended March 31, 1998 to approximately $28.4 million in the three months ended March 31, 1999, primarily as a result of our aggregate debt, which includes notes and capital leases payable, increasing from $203.2 million at March 31, 1998 to $1.3 billion at March 31, 1999. During the three months ended March 31, 1999, we capitalized $2.3 million of interest costs.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have utilized cash provided by financing activities to fund operating losses and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. As of March 31, 1999, we had $620.0 million of cash, cash equivalents, cash securing letters of credit for network construction and other liquid investments and $229.8 million of restricted cash equivalents, other restricted investments which secure interest payments on our notes through April 2001 and cash securing letters of credit.

     On March 19, 1999, we completed a High Yield Offering through which we raised approximately $365 million of gross proceeds in a combination of Senior Dollar Notes and Senior Euro Notes. A portion of the proceeds from the 1999 High Yield Offering were used to purchase securities which were pledged as security for the first four interest payments on both the Dollar Notes and the Euro Notes.

     On April 8, 1998, we completed the Units Offering through which we raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). A portion of the proceeds from the 1998 high yield offering were utilized by the Company to retire the 15% Senior Discount Notes due 2005 pursuant to a tender offer. Additionally, a portion of the proceeds from the 1998 high yield offering were used to purchase securities which were pledged as security for the first six interest payments on the senior notes.

     We believe that the net proceeds from the High Yield Offering and the Units Offering, together with cash and marketable securities on hand and the sale of the capacity on the Circe Network, will provide sufficient funds for us to expand our business as planned and to fund operating losses for at least the next 12 to 18 months. However, the amount of future capital requirements will depend on a number of factors, including the success of our business, the start-up dates of each ring of the Circe Network, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, we are unable to convert from leased to owned infrastructure in accordance with our current plans or the net proceeds of our offerings, cash and investments on hand, equity offerings and the proceeds from the sale of capacity on the Circe Network prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms at all.

     The Company recognized its obligation to pay contingent consideration for its 1998 acquisition. Based upon certain key operating performance targets which were met during the period ended March 31, 1999.

     On May 13, 1999, the Company's Series A Preferred Stock and its subordinated Debentures converted into shares of the Company's common stock. The conversion was based upon maintenance of the Company's common stock above a certain per share price for a specified time period. The Preferred Stock and the subordinated Debentures converted at a conversion price equal to $13.20 and approximately $13.42 (DM24.473) per share. Accordingly, the Company will issue approximately 4.6 million shares of common stock and will pay cash for any fractional share due upon conversion, which is deemed ot be immaterial.

     CAPITAL EXPENDITURES AND COMMITMENTS. The development of our business has required substantial capital expenditures. During the three months ended March 31, 1999, we had capital additions of approximately $171.4 million, which included $13.60 million of assets acquired under capital leases, $44.1 million of property and equipment and a $12 million contingent consideration for our 1998 acquisition. We have entered into certain agreements associated with the Circe Network, purchased commitments for network expansion and other items aggregating in excess of $225.0 million at March 31, 1999 Additionally, we have minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.8 million for all of 1999.

     FOREIGN CURRENCY. We have exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of our communications services revenue in the local European currency in countries where the local currency is relatively stable while many of our obligations, including a substantial portion of its transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, we bill in U.S. Dollars. Debt service on certain of the notes issued by us are payable in Euros. A substantial portion of capital expenditures are and will continue to be denominated in various European currencies, including the Euro. Most of the European currencies in which we do business converged effective January 1, 1999, with the exception of the British Pound Sterling.

     With the continued expansion of our Network, a substantial portion of the costs associated with the network, like local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, will be charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from communications services revenue that was billed in local currencies. Consequently, our financial position as of March 31, 1999 and our results of operations for the three months ended March 31, 1999 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

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

     In an effort to assess its Y2K state of readiness, during 1997 we began performing a complete inventory assessment of all of our internal systems, which we have divided into two categories, business essential, or mission critical, and support systems, or non-mission critical. As part of our Y2K program and as part of our overall procurement plan, we have sought to ensure that fixed assets acquired were Y2K compliant. At December 31, 1997 gross property and equipment was $67.0 million compared to $440.0 million at March 31, 1999, an increase of
556.7 percent in gross property and equipment. As part of this process, we have inventoried, tested, and ensured Y2K compliance of our mission critical systems. The inventory and testing of our business essential systems is complete.. The backbone of our communications network is primarily composed of Nortel switches which are Y2K compliant. Our message processing and billing systems, which are used to record and process millions of call detail records, and our transimission equipment are also Y2K compliant. The majority of our non-mission critical systems are Y2K compliant. We anticipate being Y2K compliant during the third quarter of 1999. The total estimated cost of ensuring our preparation for Year 2000 is approximately $200,000, a portion of which has already been incurred and expensed.

     We have initiated formal communications with the key carriers and other vendors on which our operations and infrastructure are dependent to determine the extent to which the Company is susceptible to a failure resulting from such third parties' inability to remediate their own Y2K problems. Accordingly, during the procurement process, we have taken steps to ensure that our vendors, carriers, and products purchased are Y2K compliant or are adequately addressing the Year 2000 issues. There can be no assurance that the carriers and other vendors on which our operations and infrastructure rely are or will be Y2K compliant in a timely manner. Interruptions in the services provided to the Company by these third parties could result in disruptions in our services. Depending upon the extent and duration of any such disruptions and the specific services affected, such disruptions could have a material adverse affect on our business, financial condition and results of operations. As a contingency against any possible disruptions in services provided by vendors, we have sought to diversify our vendor base. We believe that the diversity of our vendor base is sufficient to mitigate Y2K related disruptions in service to the Company's customers. In addition, our management believes that the fact we conduct business in, and derive revenue from, multiple Western European countries helps to mitigate the potential impact of Y2K related disruptions

     In addition, disruptions in the economy generally resulting from the Y2K issue could also have a material adverse affect on us. We could be subject to litigation resulting from any disruption in its services. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established irrevocable fixed conversion rates between their existing sovereign currencies and a single currency called the Euro. The sovereign currencies are scheduled to remain legal tender as denominations of the Euro during a transition period from January 1, 1999 to January 1, 2002.

     We have completed an internal analysis regarding business and systems issues related to the Euro conversion and, as a result, made necessary modifications to its business processes and software applications. We are now able to conduct business in both Euro and sovereign currencies on a parallel basis, as required by the EU.

     We believe that the Euro conversion has not and will not have a significant impact on its business strategy in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

INFLATION

     We do not believe that inflation has had a significant effect upon operations to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and interest and principal payments on the outstanding Euro denominated senior notes, senior discount notes and subordinated convertible debentures in foreign currencies. We do not consider the market risk exposure relating to foreign currency exchange to be material. See "Liquidity and Capital Resources-Foreign Currency."

     We have financial instruments which are subject to interest rate risk, principally short-term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments and typically holds these securities until maturity. Based on current holdings of short-term investments, our exposure to interest rate risk is not material. Fixed-rate debt obligations issued by us are generally not callable until maturity.

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

                   None.

ITEM 5.      OTHER INFORMATION.

                   None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


   (A)       EXHIBITS.


*10.22       Project Services Agreement between Viatel, Inc. and
             Bechtel Limited dated as of January 11, 1999.

*10.23 Development Agreement by and among Vicaine Infrastructure Development GMBH, Viatel German Asset GMBH, Carrier 1 Fiber Network GMBH & Co. OH, Metromedia Fiber Network GMBH, viatel, Inc. and Metromedia Fiber Network, Inc. dated as of February 19, 1999.

27           Financial Data Schedule.

------------------------
* Confifential treatment is requested as to certain portions

   (B)       REPORTS ON FORM 8-K.

                 A report  on Form 8-K was  filed by the  Company  on March  12,
                   1999 pursuant to Item 5 announcing that the Company has priced a $365 million offering of debt securities consisting of $200 million of U.S. denominated 11.50% Senior Notes Due 2009 and $165 million of Euro denominated 11.50% Senior Notes Due 2009.

                 A report  on Form 8-K was  filed by the  Company  on March  18,
                   1999 pursuant to Item 5 to release its most current financial information by filing it with the Securities and Exchange Commission.

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

                              VIATEL, INC.



                             By:       /s/ Michael J. Mahoney
                                       -----------------------------------------
                                       Michael J. Mahoney
                                       President and Chief Executive Officer


                             By:       /s/  Allan L. Shaw
                                       -----------------------------------------
                                       Allan L. Shaw
                                       Senior Vice President, Finance and
                                       Chief Financial Officer

Date:  May 14, 1999

                                  EXHIBIT INDEX


                                                                   Sequentially
NO.    DESCRIPTION                                                 NUMBERED PAGE

*10.22    Project Services Agreement between Viatel, Inc. and
          Bechtel Limited dated as of January 11, 1999.

*10.23 Development Agreement by and among Vicaine Infrastructure Development GMBH, Viatel German Asset GMBH, Carrier 1 Fiber Network GMBH & Co. OH, Metromedia Fiber Network GMBH, Viatel, Inc. and Metromedia Fiber Network, Inc. dated as of February 19, 1999.

27        Financial Data Schedule.

------------------------

*         Confidential treatment is requested as to certain
          portions
---