Form 10-Q
period 1999-06-30
VIATEL INC
filed 1999-08-16
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1999

                                                              OR

       |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________________ to ________________


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

                                      10017
                                   (Zip Code)

                                 (212) 350-9200
              (Registrant's telephone number, including area code)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       X  Yes            No
                                               ---            ---

     As of August 2, 1999, 32,596,944 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                           VIATEL, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets
                                         ( in thousands, except share data)

                                                                                   June 30, 1999      December 31,
                                     ASSETS                                         (Unaudited)           1998
                                                                                  ----------------   ----------------
Current assets:
     Cash and cash equivalents                                                          $ 536,659          $ 329,511
     Restricted cash equivalents                                                           11,987             10,310
     Restricted marketable securities, current                                             90,308             50,870
     Marketable securities, current                                                        -                 171,771
     Trade accounts receivable, net of  allowance for doubtful accounts of
         $2,983 and $3,093, respectively                                                   44,520             28,517
     Other receivables                                                                     28,354             13,404
     Prepaid expenses                                                                       7,999              2,417
                                                                                  ----------------   ----------------
                     Total current assets                                                 719,827            606,800
                                                                                  ----------------   ----------------
Restricted marketable securities, non-current                                              94,285             83,343
Property and equipment, net                                                               587,903            266,256
Cash securing letters of credit for network construction                                  112,404              -
Intangible assets, net                                                                     68,349             46,968
Other assets                                                                               11,744              5,744
                                                                                  ----------------   ----------------
                                                                                       $1,594,512         $1,009,111
                                                                                  ================   ================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accrued telecommunications costs                                                    $ 46,563           $ 26,518
     Accounts payable and other accrued expenses                                           21,910             23,656
     Property and equipment purchases payable                                             202,282             97,288
     Accrued interest                                                                      23,368             12,240
     Liability under joint construction agreement                                           3,266              9,523
     Current installments of notes payable and obligations under capital
       leases                                                                              11,101              8,918
                                                                                  ----------------   ----------------
                     Total current liabilities                                            308,490            178,143
                                                                                  ----------------   ----------------
Long-term liabilities:
     Long- term debt                                                                    1,240,487            896,503
     Notes payable and obligations under capital leases, excluding
         current installments                                                              32,929             24,636
                                                                                  ----------------   ----------------
                     Total long-term liabilities                                        1,273,416            921,139
Series A Redeemable Convertible Preferred Stock, $.01 par value;
     Authorized 718,042 Shares; issued and outstanding none and
     461,258 shares,  respectively                                                         -                  47,121
                                                                                  ----------------   ----------------
Commitments and contingencies Stockholders' equity (deficiency):
     Preferred Stock, $.01 par value. Authorized 1,281,958 shares, no shares issued
         and outstanding.                                                                        --                 --
     Common Stock, $.01 par value.  Authorized 50,000,000 shares, issued and
         outstanding 32,586,190 and 23,184,465 shares, respectively                           326                232
     Additional paid-in capital                                                           389,754            128,357
     Unearned compensation                                                                 (6,442)             -
     Accumulated other comprehensive loss                                                 (27,461)            (6,246)
     Accumulated deficit                                                                 (343,571)          (259,635)
                                                                                  ----------------   ----------------
                     Total stockholders' equity (deficiency)                               12,606           (137,292)
                                                                                  ----------------   ----------------
                                                                                       $1,594,512         $1,009,111
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


                                                       VIATEL, INC. AND SUBSIDIARIES
                                              Condensed Consolidated Statements of Operations
                                                                (Unaudited)
                                                   (in thousands, except per share data)

                                                         For the Three Months Ended                   For the Six Months Ended
                                                                  June 30,                                    June 30,
                                                   ------------------------------------      --------------------------------------
                                                           1999                 1998                 1999                 1998
                                                   -----------------    ----------------     ----------------     -----------------

Revenue:
Communication services revenue                            $ 47,849           $   27,751             $ 96,243           $   48,990
Capacity sales                                              20,855                 -                  34,102                 -
                                                   -----------------    ----------------     ----------------     -----------------
         Total  revenue                                     68,704               27,751              130,345               48,990
                                                   -----------------    ----------------     ----------------     -----------------

Operating expenses:
  Cost of services and sales                                52,559               25,096              103,607               44,201
  Selling, general and administrative                       21,090               10,433               39,853               19,388
  Depreciation and amortization                             11,978                4,126               21,582                7,037
                                                   -----------------    ----------------     ----------------     -----------------
         Total operating expenses                           85,627               39,655              165,042               70,626
                                                   -----------------    ----------------     ----------------     -----------------

Other income (expense):
  Interest income                                            6,937                9,303               13,766                9,813
  Interest expense                                         (35,498)             (22,550)             (61,665)             (26,331)
                                                   -----------------    ----------------     ----------------     -----------------

Loss before extraordinary loss                             (45,484)             (25,151)             (82,596)             (38,154)
  Extraordinary loss on debt prepayment                        -                (28,304)                 -                (28,304)
                                                   -----------------    ----------------     ----------------     -----------------
Net loss                                                   (45,484)             (53,455)             (82,596)             (66,458)
  Dividend on redeemable convertible
   preferred stock                                            (164)              (1,010)              (1,341)              (1,010)
                                                   -----------------    ----------------     ----------------     -----------------
Net loss attributable to common stockholders             $ (45,648)           $ (54,465)           $ (83,937)           $ (67,468)
                                                   =================    ================     ================     =================

Loss per common share, basic and diluted:
  Before extraordinary item                                $ (1.77)             $ (1.13)             $ (3.42)             $ (1.71)
  From extraordinary item                                      -                  (1.23)                 -                  (1.23)
                                                   =================    ================     ================     =================
Net loss attributable to
  common stockholders                                      $ (1.77)             $ (2.36)             $ (3.42)             $ (2.94)
                                                   =================    ================     ================     =================

Weighted average common shares outstanding,
  basic and diluted                                         25,846               23,095               24,524               22,940
                                                   =================    ================     ================     =================


















                                        See  accompanying  notes to consolidated financial statements.


                                           VIATEL, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                   (in thousands)
                                                                                       For the Six Months Ended
                                                                                               June 30,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ----------------   ----------------
Cash flows from operating activities:
     Net loss                                                                          $ (82,596)         $ (66,458)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    21,582              7,037
         Accreted interest expense on long term debt                                      20,935             25,517
         Provision for losses on accounts receivable                                       4,036              1,955
         Extraordinary loss on debt prepayment                                              -                28,305
         Earned compensation                                                                 108                 33
     Changes in assets and liabilities:
         Increase in accounts receivable and accrued interest                            (16,588)           (14,730)
         Increase in accrued interest expense on Senior Notes                             11,129               -
         (Increase) decrease in prepaid expenses and other receivables                   (25,478)             3,502
         Increase in other assets and intangible assets                                     (901)              (440)
         Increase in accrued telecommunication costs, accounts
           payable and other accrued expenses                                             12,842              7,471
                                                                                  ----------------   ----------------
                  Net cash used in operating activities                                  (54,931)            (7,808)
                                                                                  ----------------   ----------------
Cash flows from investing activities:
     Purchase of property, equipment and software                                       (225,864)           (12,721)
     Payment for business acquired, net of cash acquired                                 (12,000)            (5,000)
     Purchase of marketable securities                                                  (219,725)          (159,264)
     Proceeds from maturity of marketable securities                                     299,049             30,085
        Cash securing letters of credit                                                 (112,404)                 -
     Issuance of notes receivable                                                         (4,498)                 -
                                                                                  ----------------   ----------------
                  Net cash used in investing activities                                 (275,442)          (146,900)
                                                                                  ----------------   ----------------
Cash flows from financing activities:
     Proceeds from issuance of senior notes and senior discount notes                    365,471            834,703
     Proceeds from issuance of convertible debentures and convertible
     preferred stock                                                                        -                53,246
     Repayment of senior discount notes                                                     -              (119,282)
     Deferred financing costs                                                            (12,880)           (31,547)
     Proceeds from issuance of Common Stock                                              194,150                623
     Repayment of notes payable and bank credit line                                      (1,615)            (2,033)
     Payments under capital leases                                                        (2,241)              (137)
                                                                                  ----------------   ----------------
                  Net cash provided by financing activities                              542,885            735,573
                                                                                  ----------------   ----------------
Effects of exchange rate changes on cash                                                  (3,688)               131
                                                                                  ----------------   ----------------
Net increase in cash and cash equivalents                                                208,824            580,996
Cash and cash equivalents at beginning of period                                         339,822             21,096
                                                                                  ----------------   ----------------
Cash and cash equivalents at end of period                                             $ 548,646          $ 602,092
                                                                                  ================   ================
Supplemental disclosures of cash flow information:
     Interest paid                                                                    $   28,651        $       673
                                                                                  ================   ================
     Assets acquired under capital lease obligations                                  $   13,550               -
                                                                                  ================   ================
     Conversion of preferred stock and convertible debentures                         $   60,791               -
                                                                                  ================   ================

                                     See  accompanying   notes  to  consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

              (Information as of June 30, 1999 and for the periods
                   ended June 30, 1999 and 1998 is unaudited)

(1) DESCRIPTION OF BUSINESS

    Viatel Inc. and subsidiaries (collectively, the "Company") is a global integrated services provider of long distance communication and data services to end users, carriers and resellers. The Company operates a pan-European network with points of presence in 45 cities, direct sales forces in twelve Western European cities and an indirect sales force in more than 180 locations in Western Europe. The Company is currently constructing a series of interconnected state-of-the-art, high quality, high capacity, self-healing fiber optic rings utilizing the synchronous digital hierarchy standard for digital transmission which will connect major cities in six European countries (the "Circe Network").

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION
    The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998, respectively, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to the current year's presentation. Operating results for the three and six months ended June 30, 1999 may not be indicative of the results that may be expected for the full year.

    CAPACITY SALES
    Customers of the Company can purchase capacity on the Company's network. Revenues from the sale of network capacity are recognized in the period that the rights and obligations of ownership transfer to the purchaser.

    Cost of capacity sales in any period is determined based upon the ratio of total capacity sold and total anticipated capacity to be utilized multiplied by the related total costs of the relevant portion of the Company's network.

    NEW  PRONOUNCEMENTS
    On January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that certain start-up expenditures and organization costs previously capitalized must now be expensed. The adoption of this statement did not have a material effect on our consolidated financial statements.

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

      Debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as available for sale as of June 30, 1999.

      The following is a summary of the amortized cost, which approximates fair value, of restricted securities held to maturity at June 30, 1999 (in thousands) :

          U.S. Treasury obligations                       $129,351
          German corporate obligations                      55,242
                                                  -----------------
                              Total                       $184,593
                                                  =================

      The  amortized  cost,  which   approximates   fair  value,  of  restricted
      securities held to maturity at June 30, 1999 are shown below (in thousands) :

          Due within one year                             $ 90,308
          Due after one through two years                   94,285
                                                  -----------------
                    Total                                $ 184,593
                                                  =================

      There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(4)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of (in thousands) :

                                                                    June 30,            December 31,
                                                                      1999                  1998
                                                                ------------------    ------------------

      Communication system                                               $385,621              $ 96,193
      Construction in progress                                            212,179               172,630
      Furniture, equipment and other                                       20,106                16,450
      Leasehold improvements                                                8,611                 6,651
                                                                ------------------    ------------------
                                                                          626,517               291,924
      Less accumulated depreciation and amortization                       38,614                25,668
                                                                ==================    ==================
                                                                         $587,903              $266,256
                                                                ==================    ==================

      At June 30, 1999, construction in progress primarily represents construction of the Circe Network. For the six month periods ended June 30, 1999 and 1998, $4.6 million and $0.9 million, respectively, of interest was capitalized.

      In connection with the Company's joint construction of the civil works associated with a national communications network being constructed in Germany during 1999, the Company was required to obtain a letter of credit in support of its obligation. At June 30, 1999, the total amount outstanding relating to this letter of credit was approximately $112.4 million (DM212.8 million).

(5)   INTANGIBLE ASSETS

      Intangible assets consist of the following as of (in thousands) :

                                                                    June 30,            December 31,
                                                                      1999                  1998
                                                                ------------------    ------------------
      Deferred financing and registration fees                            $44,427               $31,547
      Licenses, trademarks, and servicemarks                                9,347                10,031
      Goodwill                                                             20,270                 8,744
      Purchased software                                                    3,524                 1,859
      Other                                                                  -                      206
                                                                ------------------    ------------------
                                                                           77,568                52,387
      Less accumulated amortization                                         9,219                 5,419
                                                                ==================    ==================
                                                                          $68,349               $46,968
                                                                ==================    ==================

      During the first half of 1999, the Company recognized and paid its obligation for contingent consideration for its 1998 acquisition of Flat Rate based upon key operating performance targets being met during the period ended March 31, 1999. Such contingent consideration has been recorded as goodwill.

(6)   LONG TERM DEBT AND CONVERTIBLE SECURITIES

      On March 19, 1999, the Company completed a high yield offering through which it raised $365.5 million of gross proceeds ($352.6 million of net proceeds).

      At June 30, 1999, the Company has aggregate long term debt consisting of senior notes and senior discount notes due 2008 and 2009 which totals $1.3 billion. A portion of the proceeds from the senior notes were used to purchase U.S. and German government securities which were pledged as security for the first six and four interest payments on the senior notes due 2008 and 2009, respectively. The amount of restricted securities remaining pledged as security for these notes is currently $184.6 million. The senior discount notes accrete through April 15, 2003 and interest becomes payable in cash in semi-annual installments thereafter. The interest on the senior notes is payable in semi-annual installments. The indentures pursuant to which the senior notes and the senior discount notes were issued contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with stockholders and affiliates and create liens on its assets. In addition, upon a change of control, the Company is required to make an offer to purchase the senior notes and the senior discount notes at a purchase price equal to 101% of the principal amount, in the case of the senior notes, and 101% of the accreted value of the notes, in the case of the senior discount notes.

      Long term debt consists of the following as of (in thousands) :

                                                                             June 30,            December 31,
                                                                               1999                  1998
                                                                         -----------------     -----------------
      11.25% Senior Notes                                                        $400,000              $400,000
      11.15% Senior Notes (E91,010)                                                94,009               106,015
      11.50% Senior Notes                                                         200,000                -
      11.50% Senior Notes (E150,000)                                              154,943                -
      12.50% Senior Discount Notes, less discount of $184,136                     315,864               297,284
      12.40% Senior Discount Notes, (E115,552), less discount of                   75,671                80,355
           $43,688 (E42,294)
      10% Subordinated Convertible Debentures                                      -                     12,849
                                                                         =================     =================
                                                                               $1,240,487              $896,503
                                                                         =================     =================

      The Company's 10% Series A Preferred Stock and the 10% Subordinated Convertible Debentures issued in connection with the Company's 1998 high yield offering were mandatorily convertible in the event the closing price of the Company's common stock exceeded certain predetermined annual price targets. On May 13, 1999, the conditions for mandatory conversion were met for both the Series A Preferred Stock and the Subordinated Convertible Debentures. The conversion rates for the Series A Preferred Stock and Subordinated Convertible Debentures were $13.20 and DM24.473, at the then applicable exchange rates, respectively. Accordingly, the Company issued approximately 4.6 million shares of its common stock and paid cash for any fractional shares due upon conversion.

     During 1997, the Company entered into Loan and Security Agreements pursuant to which the Company borrowed an aggregate of $11.1 million. Under the terms of these agreements, the Company is required to satisfy certain covenants and restrictions. As of June 30, 1999, the Company was either in compliance with, or had received waivers to, these covenants. Obligations under these Loan and Security Agreements are secured by the grant of a security interest in certain telecommunications equipment as well as a portion of the payment obligations also being secured by letters of credit.


(7)   STOCK INCENTIVE PLAN

      The Amended Stock Incentive Plan (the "Stock Incentive Plan") allows for the issuance of approximately 3.6 million shares of the Company's common stock, of which approximately 0.2 million shares are available for future grants as of June 30, 1999.

      Stock option activity for the six months ended June 30, 1999 under the Stock Incentive Plan is shown below (in thousands) :

                                                               WEIGHTED AVERAGE            NUMBER OF
                                                                EXERCISE PRICES              SHARES
                                                               ----------------            ----------
       Outstanding at December 31, 1998                              $ 7.41                    2,594
       Granted                                                        26.57                      703
       Exercised                                                       6.01                     (329)
       Forfeited                                                       5.85                       (1)
                                                                     ------                   ------
       Outstanding at June 30, 1999                                 $ 12.10                    2,967
                                                                    =======                   ======

      As of June 30, 1999, approximately 1.4 million options were exercisable under the Stock Incentive Plan.


(8)      COMPREHENSIVE LOSS

     The Company's comprehensive loss is as follows (in thousands) :

                                                      For the Three Months Ended            For the Six Months Ended
                                                                June 30,                              June 30,
                                                  ----------------------------------    ----------------------------------
                                                       1999               1998                1999               1998
                                                  --------------    ----------------    ---------------    ---------------
      Net loss                                        $(45,484)           $(53,455)       $  (82,596)           $(66,458)
      Foreign currency translation adjustment          (12,379)                652           (21,215)                135
                                                  --------------    ----------------    ---------------    ---------------
      Comprehensive loss                              $(57,863)           $(52,803)        $(103,811)           $(66,323)
                                                  ==============    ================    ===============    ===============

(9)      SEGMENT AND GEOGRAPHIC DATA

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

     The Company groups its products and services by wholesale, retail, and capacity. The information below summarizes revenue by customer type for the three and six months ended June 30, 1999 and 1998, respectively (in thousands):

                                                                    For the three months       For the six months
                                                                          ended                     ended
                                                                         June 30,                  June 30,
                                                                 -----------------------   ----------------------
                                                                     1999        1998           1999        1998
                                                                     ----        ----           ----        ----

     Retail.................................................      $27,354     $12,304        $54,688    $ 24,066
     Wholesale..............................................       20,495      15,447         41,555      24,924
     Capacity...............................................       20,855           -         34,102           -
                                                                  -------     -------       --------    --------
     Consolidated..........................................       $68,704     $27,751       $130,345    $ 48,990
                                                                  =======     =======       ========    ========


      The information below summarizes revenue by geographic area for the three months and the six months ended June 30, 1999 and 1998, respectively (in thousands):

                                                                 For the three months         For the six months
                                                                        ended                      ended
                                                                       June 30,                   June 30,
                                                                ---------- ----------    -------------------------
                                                                     1999       1998           1999           1998
                                                                     ----       ----           ----           ----

     Western Europe.........................................      $54,109    $13,349        $95,558        $24,577
     North America..........................................       12,272     10,178         29,524         15,885
     Latin America..........................................        2,287      3,812          5,184          7,500
     Asia/Pacific Rim and other.............................           36        412             79          1,028
                                                                  -------    -------       --------        -------
     Consolidated...........................................      $68,704    $27,751       $130,345        $48,990
                                                                  =======    =======       ========        =======

      The information below summarizes long lived assets by geographic area as of June 30, 1999 and December 31, 1998, respectively (in thousands):

                                                                   June 30,          December 31,
                                                                     1999                1998
                                                                ---------------     ---------------

     Western Europe..........................................        $544,703            $237,443
     North America...........................................          71,817              46,837
     Latin America...........................................             205                 289
                                                                ---------------     ---------------
     Consolidated............................................        $616,725            $284,569
                                                                ===============     ===============

(10)      EQUITY OFFERING

     On June 29, 1999, the Company completed an offering of 4,315,000 shares of its common stock at $47 per share. The net proceeds of the offering were approximately $192.2 million and will be used primarily to fund the further development of the newwork as well as for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a rapidly growing international communications company providing high quality, competitively priced, long distance communication and data services to end users, carriers and resellers. We maintain direct sales forces in twelve Western European cities and an indirect sales force in more than 180 locations throughout Western Europe.

      To capitalize on the opportunities presented by deregulation of the telecommunication industry in Western Europe, we established an early presence and acquired licenses, interconnection and infrastructure. Today, we hold licenses in Belgium, France, Germany, The Netherlands, Italy and the United Kingdom and interconnection agreements with each incumbent telecommunications operator in these countries. We also have licenses in Spain and Switzerland and expect to obtain interconnection in these countries.

      We currently operate one of Europe's largest pan-European networks, with points of presence in 45 cities. We believe that control of network infrastructure is critical to becoming a high quality, low cost provider of communications services. We also believe that network ownership will enable us to better manage service offerings. Accordingly, we are in the process of migrating from a network comprised of international and domestic leased infrastructure to a network comprised primarily of owned infrastructure.


THE CIRCE NETWORK

      The Company is currently constructing five interconnected, bi-directional, state-of-the-art, fiber optic rings, which, when completed will encompass approximately 8,700 route kilometers of fiber optic cable (the "Circe Network"). The first phase of the Circe Network, consisting of approximately 1,850 route kilometers was completed in March 1999 and connects, among other cities, London, Paris, Amiens, Brussels, Antwerp, Rotterdam, and Amsterdam. The second phase of the Circe Network became operational in July 1999 and now carries commercial traffic to London, Paris, Amiens, Nancy, Strasbourg, Dusseldorf, Frankfurt, Mannheim, Antwerp, Brussels, Rotterdam and Amsterdam. Construction on a third phase, which will connect Essen, Hamburg, Berlin, Dresden, Bremen, Leipzig, Nurnberg, Munich, Stuttgart, Frankfurt and Koln, has commenced and is expected to be available during the first quarter of 2000. We anticipate that the fourth and fifth phases of the Circe Network, which will extend into southern France and Switzerland, will be completed during the second quarter of 2000.

      We began selling capacity on the Circe Network during the first quarter of 1999. Revenue from capacity sales that qualify under generally accepted accounting principles to be treated as sales are recognized under a line item titled "Capacity sales". Capacity sales are recognized as revenue when the purchaser obtains the right to use the capacity. The related cost of capacity is reported in the same period. With respect to each sale of capacity, the related cost of capacity sales is equal to a proportionate amount of the total capitalized cost of the related network. Revenue from operating leases of private line circuits will be included in communication services revenue and will be recognized on a straight line basis over the life of the lease. The portion of the total capitalized cost of the Circe Network used to provide communication services is included in property and equipment and is being charged to depreciation and amortization over its useful life. The sale of capacity on the Circe Network will vary substantially from period to period and, as a result, may result in fluctuations in our operating results.

      We expect to trade capacity on the Circe Network for capacity on other cable systems. Depending on structure, these trades of capacity may be considered to be non-monetary exchanges and may have a material effect on our statement of operations. We will continue to incur sales and marketing and related expenses that will not be capitalized and will affect our results of operations, particularly while the Circe Network is being designed, built and placed into service. In addition, we will continue to incur additional operating and maintenance expense as the remaining Circe phases become operational. As a result of financing the Circe Network with debt, we are capitalizing a portion of the interest incurred that relates to the construction of the Circe Network until it is placed in service and will incur substantial increases in interest expense thereafter.

      The Circe Network will have a beneficial effect on our costs of services and sales as well as net income (loss). This will occur as we bring traffic "on-net," to facilities we own, as opposed to facilities that we lease from other carriers. A large portion of the expenses associated with facilities we own is accounted for as depreciation and amortization, while leased capacity is accounted for as a cost of services and sales. As a result, we expect that our gross margins and profit will be improved as we bring traffic "on-net". However, our net income (loss) will not improve to the same extent. The effect of bringing traffic "on-net" will be somewhat delayed, because our leased line agreements require minimum notification to terminate our obligations.


RESULTS OF OPERATIONS

      The following table summarizes the breakdown of our results of operations as a percentage of revenue. Our revenue, and therefore these percentages, could fluctuate substantially from period to period due to capacity sales, which have a substantially different impact on margins than communications services.

                                                          Three months ended                    Six months ended
                                                               June 30,                             June 30,
                                                  -------------------------------        -------------------------------
                                                      1999              1998                 1999             1998
                                                  --------------    -------------        -------------    --------------

Revenue                                                100.0%            100.0%               100.0%           100.0%
Cost of services and sales                              76.5%             90.4%                79.5%            90.2%
Selling, general and administrative expenses            30.7%             37.6%                30.6%            39.6%
Depreciation and amortization                           17.4%             14.9%                16.6%            14.4%
EBITDA loss (1)                                          7.2%             28.0%                10.1%            29.8%

---------------------------------

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

      REVENUE. Revenue is derived from communication service and capacity sales. Revenue increased by 147.1% to $68.7 million for the three months ended June 30, 1999 from $27.8 million for the three months ended June 30, 1998. This growth was attributable to a 71.9% increase in communication services revenue which increased to $47.8 million on 278.5 million billable minutes for the second quarter of 1999 from $27.8 million on 83.3 million billable minutes for the second quarter of 1998. Capacity sales were $20.9 million for the second quarter of 1999. We had no capacity sales during the second quarter of 1998. Revenue growth for the second quarter of 1999 continues to be generated primarily by growth from European revenues and capacity sales.

      Although there was a substantial increase in billable minutes from the second quarter of 1998 to the second quarter of 1999, the effects of such growth were partially offset by a decline in revenue per billable minute, as revenue per billable minute declined by 48.5% to $.17 in the second quarter of 1999 from $.33 in the second quarter of 1998, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (ii) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

      Communication services revenue per billable minute from the sale of services to retail customers, which represented 39.8% of revenue for the three months ended June 30, 1999 compared to 44.3% for the three months ended June 30, 1998, decreased 69.6% to $.14 in the second quarter of 1999 from $.46 in the second quarter of 1998. Communication services revenue per billable minute from the sale of services to carriers and other resellers decreased 7.4% to $.25 in the second quarter of 1999 from $.27 in the second quarter of 1998.

      During the second quarter of 1999 as compared to the second quarter of 1998, our carrier business (through which we provide switched minutes, private lines and ports to carriers, Internet Service Providers and other resellers) decreased as a percentage of revenue, but grew on an absolute basis because our other services grew at a faster rate. The carrier business represented approximately 29.8% of total revenue and approximately 29.8% of billable minutes for the three months ended June 30, 1999 as compared to approximately 55.7% of total revenue and approximately 67.8% of billable minutes for the three months ended June 30, 1998.

      COST OF SERVICES AND SALES. Cost of services and sales increased to $52.6 million in the second quarter of 1999 from $25.1 million in the second quarter of 1998. As a percentage of revenue, however, cost of services and sales decreased to approximately 76.5% for the three months ended June 30, 1999 from approximately 90.4% for the three months ended June 30, 1998. Cost of services and sales for the three months ended June 30, 1999 includes costs associated with the sale of capacity on the network. The cost of the sold capacity represented non-cash charges of the pro rata cost of the network asset and is determined based upon the ratio of total capacity sold to total estimated capacity multiplied by the total capitalized costs of the related network.

      Cost of services and sales continued to increase in the three months ended June 30, 1999 in part because of the relatively high cost of leased infrastructure associated with the increase in minutes. These costs are expected to decrease as a percentage of revenue as we migrate from leased infrastructure to the Circe Network and other owned capacity. The effect of bringing traffic "on-net" will be somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $21.1 million in the three months ended June 30, 1999 from $10.4 million in the three months ended June 30, 1998 and, as a percentage of revenue, decreased to approximately 30.7% in the three months ended June 30, 1999 from approximately 37.6% in the same period in 1998. Much of these expenses are attributable to overhead costs associated with our headquarters, back office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 43.1% and 47.8% for the three months ended June 30, 1999 and 1998, respectively. Advertising and promotion expenses, as a percentage of total selling, general and administrative expenses, were approximately 4.1% and 3.3% for the three months ended June 30, 1999 and 1998, respectively.

      EBITDA LOSS. EBITDA loss decreased to $4.9 million for the three months ended June 30, 1999 from $7.8 million for the three months ended June 30, 1998. As a percentage of revenue, EBITDA loss decreased to approximately 7.2% in the second quarter of 1999 from approximately 28.0% in the same quarter of 1998. We expect this trend to continue as we migrate traffic from leased lines to our own network.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the network, increased to approximately $12.0 million in the quarter ended June 30, 1999 from approximately $4.1 million in the quarter ended June 30, 1998. The increase was due primarily to the $516.0 million increase in gross property and equipment from $110.5 million at June 30, 1998 to $626.5 million at June 30, 1999. Depreciation expense will increase substantially as each additional ring of the Circe Network becomes operational.

      INTEREST. Interest expense increased from approximately $22.6 million in the three months ended June 30, 1998 to approximately $35.5 million in the three months ended June 30, 1999, primarily as a result of increases in outstanding indebtedness, which includes notes and capital lease obligations, which increased from $870.4 million at June 30, 1998 to $1.3 billion at June 30, 1999. During the three months ended June 30, 1999, we capitalized $2.3 million of interest costs. Interest income decreased from approximately $9.3 million during the three months ended June 30, 1998 to approximately $6.9 million in the three months ended June 30, 1999, primarily as a result of our investment in capital expenditures relating to the development of the Circe Network.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

      REVENUE. Revenue increased by 165.9% to $130.3 million for the six months ended June 30, 1999 from $49.0 million for the six months ended June 30, 1998. This growth was attributable to a 96.3% increase in communication services revenue to $96.2 million on 549.3 million billable minutes for the first half of 1999 from $49.0 million on 135.7 million billable minutes for the first half of 1998. Capacity sales represented $34.1 million for the first half of 1999. We had no capacity sales during the first half of 1998. Revenue growth for the first six months of 1999 continues to be generated primarily by growth from European revenues and capacity sales.

      Although there was a substantial increase in billable minutes from the first six months of 1998 to the first six months of 1999, the effects of such growth were partially offset by a decline in revenue per billable minute, as revenue per billable minute declined by 64.9% to $.13 in the first half of 1999 from $.36 in the first half of 1998, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (ii) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

      Communication services revenue per billable minute from the sale of services to retail customers, which represented 42.0% of revenue for the six months ended June 30, 1999 compared to 48.9% for the six months ended June 30, 1998, decreased 70.8% to $.14 in the first half of 1999 from $.48 in the first half of 1998. Communication services revenue per billable minute from the sale of services to carriers and other resellers decreased to $.27 in the first six months of 1999 from $.28 in the first six months of 1998.

      During the first half of 1999 as compared to the first half of 1998, our carrier business has declined as a percentage of communications service revenue (through which we provide switched minutes, private lines and ports to carriers, Internet Service Providers and other resellers), but has grown on an absolute basis because our retail services grew at a faster rate. The carrier business represented approximately 31.9% of revenue and approximately 28.5% of billable minutes for the six months ended June 30, 1999 as compared to approximately 49.6% of revenue and approximately 63.3% of billable minutes for the six months ended June 30, 1998.

      COST OF SERVICES AND SALES. Cost of services and sales increased to $103.6 million in the first half of 1999 from $44.2 million in the first half of 1998. As a percentage of revenue, however, cost of services and sales decreased to approximately 79.5% for the six months ended June 30, 1999 from approximately 90.2% for the six months ended June 30, 1998. Cost of services and sales for the six months ended June 30, 1999 includes costs associated with the sale of capacity on the network. The cost of the sold capacity represented non-cash charges of the pro rata cost of the network asset and is determined based upon the ratio of total capacity sold to total estimated capacity multiplied by the total capitalized costs of the related network.

      Cost of services and sales continued to increase in the six months ended June 30, 1999 in part because of the relatively high cost of leased infrastructure associated with the increase in minutes. These costs are expected to decrease as a percentage of revenue as we migrate from leased infrastructure to the Circe Network and other owned capacity. The effect of bringing traffic "on-net" will be somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $39.9 million for the six months ended June 30, 1999 from $19.4 million for the six months ended June 30, 1998 and, as a percentage of revenue, decreased to approximately 30.6% for the six months ended June 30, 1999 from approximately 39.6% for the corresponding period in 1998. Much of these expenses are attributable to overhead costs associated with our headquarters, back office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 45.2% and 49.9% for the six months ended June 30, 1999 and 1998, respectively. Advertising and promotion expenses, as a percentage of total selling, general and administrative expenses, were approximately 4.6% and 2.3% for the six months ended June 30, 1999 and 1998, respectively.

      EBITDA LOSS. EBITDA loss decreased to $13.1 million for the six months ended June 30, 1999 from $14.6 million for the six months ended June 30, 1998. As a percentage of revenue, EBITDA loss decreased to approximately 10.1% in the first half of 1999 from approximately 29.8% in the first half of 1998.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the network, increased to approximately $21.6 million for the six months ended June 30, 1999 from approximately $7.0 million for the six months ended June 30, 1998. The increase was due primarily to the $516.0 million increase in gross property and equipment from $110.5 million at June 30, 1998 to $626.5 million at June 30, 1999.

      INTEREST. Interest expense increased from approximately $26.3 million in the six months ended June 30, 1998 to approximately $61.7 million in the six months ended June 30, 1999, primarily as a result of increases in our outstanding indebtedness, which includes notes and capital lease obligations, which increased from $870.4 million at June 30, 1998 to $1.3 billion at June 30, 1999. During the six months ended June 30, 1999, we capitalized approximately $4.6 million of interest costs. Interest income increased from approximately $9.8 million in the six months ended June 30, 1998 to approximately $13.8 million in the six months ended June 30, 1999 primarily as a result of the interim investment of the net proceeds from our debt and equity financings.


LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have utilized cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. As of June 30, 1999, we had $649.1 million of cash, cash equivalents, cash securing letters of credit for network construction and marketable securities and $196.6 million of restricted cash equivalents and other restricted marketable securities, which primarily secure interest payments on our notes through April 2001.

      On June 29, 1999, the Company completed an offering of 4,315,000 shares of its common stock at $47 per share. The net proceeds of the offering were approximately $192.2 million and will be used primarily to fund the further development of our network as well as for working capital and general corporate purposes.

      On May 13, 1999, our Series A Preferred Stock and Subordinated Convertible Debentures converted into shares of our common stock. The conversion was based upon maintenance of our common stock above a certain per share price for a specified time period. The Series A Preferred Stock and the Subordinated Convertible Debentures converted at a conversion price equal to $13.20 and DM24.473, at the then applicable exchange rate, respectively. Accordingly, we issued approximately 4.6 million shares of our common stock and paid cash for any fractional shares due upon conversion. These transactions, and their extinguishment of our related commitments, significantly strengthen the Company's financial position.

      On March 19, 1999, we completed a high yield offering through which we raised approximately $352.6 million of net proceeds in a combination of senior dollar notes and senior Euro notes.

      On April 8, 1998, we completed a high yield offering through which we raised approximately $356.6 million of net proceeds. A portion of the proceeds from this high yield offering were utilized by us to retire our 15% senior discount notes due 2005 pursuant to a tender offer.

      The proceeds of the 1999 and 1998 high yield offerings are being used to construct the Circe Network. The Circe Network, when completed, will be one of the largest cross-border fiber optic networks in the largest telecommunications market in Western Europe. This five-ring system is expected to encompass approximately 8,700 route kilometers.

      We believe that the net proceeds from the offerings discussed above, together with cash and marketable securities on hand and future sales of the capacity on the Circe Network, will provide sufficient funds for us to expand our business as planned and to fund operating losses for at least the next 12 to 18 months. However, the amount of future capital requirements will depend on a number of factors, including the success of our business, the start-up dates of each ring of the Circe Network, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, we are unable to convert from leased to owned infrastructure or obtain interconnection in accordance with our current plans or the net proceeds of our offerings, cash and investments on hand, equity offerings and the proceeds from the sale of capacity on the Circe Network prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms at all.

      CAPITAL ADDITIONS; COMMITMENTS. The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in property and equipment purchases payable, assets acquired under capital lease obligations and capitalized interest during the period. For the six months ended June 30, 1999, we had capital additions of approximately $349.1 million, which consisted of capital expenditures of approximately $225.9 million, a net increase of $105.0 million in property and equipment payable, $13.6 million of assets acquired under capital lease obligations and capitalized interest of approximately $4.6 million. We have also entered into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating in excess of $288.6 million at June 30, 1999. Additionally, we have minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.2 million for all of 1999.


      FOREIGN CURRENCY. We have exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of our communications services revenue in the local European currency in countries where the local currency is relatively stable while many of our obligations, including a substantial portion of our transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, we bill in U.S. Dollars. Debt service on certain of the notes issued by us are currently payable in Euros. A substantial portion of capital expenditures are and will continue to be denominated in various European currencies, including the Euro. Most of the European currencies in which we do business converged effective January 1, 1999, with the exception of the British Pound Sterling.

      With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, will be charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from communications services revenue that was billed in local currencies. Consequently, our financial position as of June 30, 1999 and our results of operations for the six months ended June 30, 1999 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

YEAR 2000

      The Year 2000 problem is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. If these programs are not corrected, such date sensitive computer programs, microprocessors and embedded systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions in operations.

      In an effort to assess our Year 2000 state of readiness, during 1997 we began performing a complete inventory assessment of all of our internal systems, which we have divided into two categories, business essential, or mission critical, and support systems, or non-mission critical. As part of our Year 2000 program and as part of our overall procurement plan, we have sought to ensure that fixed assets acquired were Year 2000 compliant. At December 31, 1997, gross property and equipment was $67.0 million compared to $626.5 million at June 30, 1999, an increase of 835.1 percent. As part of this process, we have inventoried, tested, and ensured Year 2000 compliance of our mission critical systems. The inventory and testing of these mission critical systems is complete. The backbone of our communications network is primarily composed of Nortel switches which are Year 2000 compliant. Our message processing and billing systems, which are used to record and process millions of call detail records, and our transmission equipment, which are our only mission critical systems, are also Year 2000 compliant. The majority of our non-mission critical systems are Year 2000 compliant. We anticipate our non-mission critical systems being Year 2000 compliant during the third quarter of 1999. The total estimated cost of ensuring our preparation for Year 2000 is approximately $200,000, a portion of which has already been incurred and expensed.

      We continue to communicate formally with the key carriers and other vendors on which our operations and infrastructure are dependent to determine the extent to which we are susceptible to a failure resulting from such third parties' inability to remediate their own Year 2000 problems. Accordingly, during the procurement process, we have taken steps to ensure that our vendors, carriers, and products purchased are Year 2000 compliant or are adequately addressing the Year 2000 issues. We can provide no assurance that the carriers and other vendors on which our operations and infrastructure rely are or will be Year 2000 compliant in a timely manner. Interruptions in the services provided to us by these third parties could result in disruptions in our services. Depending upon the extent and duration of any such disruptions and the specific services affected, such disruptions could have a material adverse affect on our business, financial condition and results of operations. As a contingency against any possible disruptions in services provided by vendors, we have sought to diversify our vendor base. We believe that the diversity of our vendor base is sufficient to mitigate Year 2000 related disruptions in service to customers. In addition, we believe that the fact we conduct business in, and derive revenue from, multiple Western European countries helps to mitigate the potential impact of Year 2000 related disruptions

      In addition, disruptions in the economy generally resulting from the Year 2000 issue could also have a material adverse affect on us. We could be subject to litigation resulting from any disruption in our services. The amount of potential liability or lost revenue which would result from these disruptions in service could have a material adverse effect on our business, financial condition and results of operations.

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

      We believe that the Euro conversion has not and will not have a significant impact on our business strategy in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

INFLATION

      We do not believe that inflation has had a significant effect on our operations to date.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 133
      Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. We have not completed our analysis of the impact of this statement on our financial statements.

      SFAS  NO.  137
      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which amends SFAS No. 133 to delay the date by which companies must comply with SFAS 133. Companies must comply with SFAS 133 for all fiscal years beginning after June 15, 2000. We have not completed our analysis of the impact of this statement on our financial statements.

      FASB INTERPRETATION NO. 43
      FASB Interpretation No. 43, "Real Estate Sales - an interpretation of FASB Statement No. 66", was issued in June 1999. It clarifies the standards for recognition of profit on all real estate sales transactions including sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs. This interpretation is effective for all applicable real estate sales after June 30, 1999. We have not completed our analysis of the impact of this statement on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and interest and principal payments on the outstanding Euro denominated senior notes and senior discount notes in foreign currencies. We do not consider the market risk exposure relating to foreign currency exchange to be material. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Foreign Currency."

      We have financial instruments which are subject to interest rate risk, principally short-term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments and typically holding these securities until maturity. Based on current holdings of short-term investments, our exposure to interest rate risk is not material. Fixed-rate debt obligations issued by us are generally not callable until maturity.

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

                  None.

ITEM 5.      OTHER INFORMATION.

                   None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


   (A)       Exhibits.


27           Financial Data Schedule


   (B)       Reports on Form 8-K.

                  No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIATEL, INC.



                                  By:      /s/ Michael J. Mahoney
                                           -------------------------------------
                                           Michael J. Mahoney
                                           President and Chief Executive Officer


                                  By:       /s/  Allan L. Shaw
                                            ------------------------------------
                                            Allan L. Shaw
                                            Senior Vice President, Finance and
                                            Chief Financial Officer

Date:  August 16, 1999

                                 EXHIBIT INDEX



NO.                                DESCRIPTION
---                                -----------

27                                 Financial Data Schedule