Form 10-Q/A
period 1999-06-30
VIATEL INC
filed 1999-08-18
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -----------------
                               FORM 10-Q / A-1

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                   OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ____________________


                      Commission File Number: 000-21261

                                 VIATEL, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                         13-3787366
       (State or other jurisdiction
       of incorporation or organization)  (I.R.S. Employer Identification No.)


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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.            |X|Yes  | |No
                                                          ---     ---

   As of May 13, 1999, 23,227,013 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                        PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                         VIATEL, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      (in thousands, except share data)
                                                         March 31,  December 31,
                                                            1999       1998
                         ASSETS                         (Unaudited)
                                                         ----------  -----------
Current assets:
    Cash and cash equivalents                             $442,042    $ 329,511
    Restricted cash equivalents                             23,530       10,310
    Restricted marketable securities, current               90,430       50,870
    Marketable securities, current                          56,713      171,771
    Trade accounts receivable, net of  allowance for
     doubtful accounts of $2,966 and $3,093, respectively   47,107       28,517
    Other receivables                                       14,463       13,404
    Prepaid expenses                                         8,512        2,417
                                                         ----------  -----------
               Total current assets                        682,797      606,800
                                                         ----------  -----------
Restricted marketable securities, non-current              115,836       83,343
Property and equipment, net                                409,909      266,256
Cash securing letters of credit for network
 construction                                              121,239         -
Intangible assets, net                                      70,579       46,968
Other assets                                                11,630        5,744
                                                        -----------  -----------
                                                        $1,411,990    $1,009,111
                                                        ===========  ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accrued telecommunications costs                      $ 41,913      $26,518
    Accounts payable and other accrued expenses             25,379       23,656
    Property and equipment purchases payable               141,361       97,288
    Accrued interest                                        27,288       12,240
    Liability under joint construction agreement             9,631        9,523
    Current installments of notes payable and
     obligations under capital leases                       10,008        8,918
                                                         ---------   -----------
               Total current liabilities                   255,580      178,143
                                                         ----------  -----------
Long-term liabilities:
    Long term debt                                       1,256,196      896,503
    Notes payable and obligations under capital
     leases, excluding current installments                 36,286       24,636
                                                         ----------  -----------
               Total long-term liabilities               1,292,482      921,139
Series A Redeemable Convertible Preferred Stock,
    $.01 par value; Authorized 718,042 Shares;
    issued and outstanding 472,791 and 461,258
    shares, respectively                                    48,298       47,121
                                                         ----------  -----------
Commitments and contingencies
Stockholders' deficiency:
    Preferred Stock, $.01 par value.  Authorized
      1,281,958 shares, no shares
      issued and outstanding                                  -            -
    Common Stock, $.01 par value.  Authorized
      50,000,000 shares, issued and
      outstanding 23,193,265 and 23,184,465 shares,
      respectively                                             232          232
    Additional paid-in capital                             128,403      128,357
    Accumulated other comprehensive loss                   (15,082)      (6,246)
    Accumulated deficit                                   (297,923)    (259,635)
                                                         ----------  -----------
               Total stockholders' deficiency             (184,370)    (137,292)
                                                         ----------  -----------
                                                        $1,411,990   $1,009,111
                                                        ===========  ===========

         See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                             For the Three Months Ended
                                                      March 31,
                                            ---------------------------
                                                 1999           1998
                                            ------------   ------------
Revenue:
Communication service revenue                 $ 48,395      $   21,239
Capacity sales                                  13,246             -
                                            ------------   ------------
      Total  revenue                            61,641          21,239
                                            ------------   ------------
Operating expenses:
  Cost of service and sales                     51,048          19,105
  Selling, general and administrative           18,763           8,955
  Depreciation and amortization                  9,603           2,911
                                            ------------   ------------
      Total operating expenses                  79,414          30,971
                                            ------------   ------------
Other income (expense):
  Interest income                                6,828             510
  Interest expense                             (26,166)         (3,781)
                                            ------------   ------------

Net loss                                       (37,111)        (13,003)
  Dividend on redeemable convertible
   preferred stock                              (1,177)            -
                                            ------------   ------------
Net loss attributable to common shareholders  $ (38,288)     $ (13,003)
                                            ============   ============

Net loss per common share attributable to
  common shareholders                          $  (1.65)        $ (0.57)
                                            ============   ============

Weighted average common shares outstanding       23,186          22,783
                                            ============   ============























          See accompanying notes to consolidated financial statements.



                         VIATEL, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)
                                                          For the Three Months
                                                                 Ended
                                                               March 31,
                                                         -----------------------
                                                           1999         1998
                                                         ----------  -----------
Cash flows from operating activities:
   Net loss                                               $(37,111)   $ (13,003)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                          9,603        2,911
      Accreted interest expense on long term debt           10,330        3,447
      Provision for losses on accounts receivable            1,600          754
      Earned compensation                                       -            16
   Changes in assets and liabilities:
      Increase in accounts receivable                      (18,936)      (2,732)
      Increase in accrued interest expense on Senior Notes  15,049          -
      Increase in prepaid expenses and other receivables    (8,855)      (1,248)
      (Increase)decrease in other assets and intangible
        assets                                                (947)         555
      Increase(decrease) in accrued telecommunication
        costs, accounts payable and other accrued
        expenses                                             7,689       (1,471)
                                                         ----------  -----------
            Net cash used in operating activities          (21,578)     (10,771)
                                                         ----------  -----------

Cash flows from investing activities:
   Purchase of property, equipment and software           (101,691)      (2,716)
   Payment for business acquired, net of cash acquired          -        (5,000)
   Purchase of marketable securities                      (194,058)      (3,510)
   Cash securing letters of credit                        (121,239)           -
   Issuance of notes receivable                             (4,390)           -
   Proceeds from maturity of marketable securities         220,954       27,681
                                                         ----------  -----------
            Net cash (used in) provided by investing
              activities                                  (200,424)      16,455
                                                         ----------  -----------

Cash flows from financing activities:
   Proceeds from issuance of senior notes                  365,471          -
   Deferred financing costs                                (12,880)         -
   Proceeds from issuance of Common Stock                       46          421
   Repayment of notes payable and bank credit line            (682)        (577)
   Payments under capital leases                              (300)         (53)
                                                         ----------  -----------
            Net cash provided by (used in) financing
              activities                                   351,655         (209)
                                                         ----------  -----------
Effects of exchange rate changes on cash                    (3,902)        (109)
                                                         ----------  -----------
Net increase in cash and cash equivalents                  125,751        5,366
Cash and cash equivalents at beginning of period           339,821       21,096
                                                         ==========  ===========
Cash and cash equivalents at end of period               $ 465,572     $ 26,462
                                                         ==========  ===========
Supplemental disclosures of cash flow information:
   Interest paid                                         $     231     $    334
                                                         ==========  ===========
   Assets acquired under capital lease obligations        $ 13,550          -
                                                         ==========  ===========


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

    The following is a summary of the amortized cost, which approximates fair value, of marketable securities held to maturity at March 31, 1999 (in thousands):

       U.S. corporate debt securities                  $34,043
       German corporate debt securities                 22,670
                                                  ------------
                     Total                             $56,713
                                                  ============

    The following is a summary of the amortized cost, which approximates fair value, of restricted securities held to maturity at March 31, 1999 (in thousands):

       U.S. Treasury obligations                      $148,859
       German government obligations                    57,407
                                                  ------------
                    Total                             $206,266
                                                  ============

    The amortized cost, which approximates fair value, of restricted securities held to maturity at March 31, 1999 are shown below (in thousands):

      Due within one year                            $ 90,430
      Due after one through two years                 115,836
                                                 ------------
                    Total                           $ 206,266
                                                 ============

    There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of (in thousands):

                                            March 31,     December 31,
                                               1999           1998
                                           -------------  -------------

    Communication system                       $326,511       $ 96,193
    Construction in progress                     89,067        172,630
    Furniture, equipment and other               17,742         16,450
    Leasehold improvements                        6,695          6,651
                                           -------------  -------------
                                                440,015        291,924
    Less accumulated depreciation and
     amortization                                30,106         25,668
                                           =============  =============
                                               $409,909       $266,256
                                           =============  =============

    At March 31, 1999, construction in progress primarily represents construction of the Circe Network. For the three month period ended March 31, 1999, $2.3 million interest was capitalized. No interest was capitalized for the three months ended March 31, 1998.

(5) INTANGIBLE ASSETS

    Intangible assets consist of the following as of (in thousands):

                                            March 31,     December 31,
                                               1999           1998
                                           -------------  -------------
    Deferred  financing  and  registration
     fees                                       $44,427        $31,547
    Licenses, trademarks, and servicemarks        9,464         10,031
    Goodwill                                     20,270          8,744
    Purchased software                            3,096          1,859
    Other                                           140            206
                                           -------------  -------------
                                                 77,397         52,387
    Less accumulated amortization                 6,818          5,419
                                           -------------  -------------
                                                $70,579        $46,968
                                           =============  =============

    The Company recognized its obligation to pay contingent consideration for its 1998 acquisition of Flat Rate based upon key operating performance targets being met during the period ended March 31, 1999. Such contingent consideration has been recorded as goodwill.

(6) LONG TERM DEBT

    On April 8, 1998, the Company completed an offering of units (the "Units Offering") consisting of senior notes or senior discount notes due 2008 and shares of 10% Series A Redeemable Convertible Preferred Stock due 2010 ("Series A Preferred"), $.01 par value per share, of the Company and units consisting of senior notes or senior discount notes due 2008 and subordinated convertible debentures due 2011 (the "Subordinated Debentures") through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company utilized $118.9 million of the proceeds from the Units Offering to retire its 15% Senior Discount Notes due 2005 resulting in an extraordinary loss of $28.3 million. Additionally, a portion of the proceeds from the Units Offering were used to purchase approximately $122.8 million of U.S. government securities which were pledged as security for the first six interest payments on the U.S. dollar denominated senior notes and approximately $30.6 million of German government obligations which were pledged as security for the first six interest payments on the Deutsche Mark denominated senior notes issued in the Units Offering. The senior discount notes accrete through April 15, 2003 and interest becomes payable in cash in semi-annual installments thereafter. The interest on the senior notes is payable in semi-annual installments. The Series A Preferred and the Subordinated Debentures require quarterly payments which are paid in additional securities, cash or any combination thereof through April 15, 2003 and payable in cash thereafter. The Series A Preferred and the Subordinated Debentures are mandatorily convertible in the event the closing price of the Company's common stock exceeds certain predetermined annual price targets. On May 13, 1999, the conditions for mandatory conversion were met for both the Series A Preferred and the Subordinated Debentures. The Series A Preferred and Subordinated Debentures conversion rates are $13.20 and DM24.473, at the then applicable exchange rate, respectively.

    On September 30, 1998, the Company consummated an offer to exchange senior notes and senior discount notes due 2008 which have been registered under the Securities Act of 1933, as amended, for outstanding notes of each such series which were not registered under the Securities Act of 1933, as amended.

    On March 19, 1999 the Company completed a high yield offering through which it raised approximately $365.5 million of gross proceeds. A portion of the proceeds from this offering were used to purchase securities which were pledged as security for the first four interest payments on notes issued.

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

    Long term debt consists of the following as of (in thousands):

                                                  March 31,     December 31,
                                                     1999           1998
                                                 -------------  -------------
    11.25% Senior Notes                              $400,000       $400,000
    11.15% Senior Notes (E91,010)                      98,389        106,015
    11.50% Senior Notes                               200,000          -
    11.50% Senior Notes (E150,000)                    162,162          -
    12.50% Senior Discount Notes,  less discount      306,336        297,284
      of $193,664
    12.40% Senior  Discount  Notes,  (E115,552),       76,828         80,355
      less discount of $48,093 (E44,486)
    10%  Subordinated   convertible   debentures       12,481         12,849
      (E11,545)                                  -------------  -------------
                                                   $1,256,196       $896,503
                                                 =============  =============

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

    Stock option activity for the three months ended March 31, 1999 under the Stock Incentive Plan is shown below (in thousands):

                                         WEIGHTED AVERAGE   NUMBER OF
                                         EXERCISE PRICES      SHARES
                                         ----------------   ---------
     Outstanding at December 31, 1998        $ 7.41            2,594
     Granted                                  22.88              573
     Exercised                                 5.27               (9)
                                            -------          -------
     Outstanding at March 31, 1999          $ 10.22            3,158
                                            =======          =======

    As of March 31, 1999, 950,471 options were exercisable under the Stock Incentive Plan.

(8) COMPREHENSIVE LOSS

    The Company's comprehensive loss is as follows (in thousands):

                                             For the Three Months Ended
                                                     March 31,
                                             --------------------------
                                               1999         1998
                                            -----------  -----------
    Net loss                                 $(37,111)    $(13,003)
    Foreign currency  translation              (8,836)        (517)
    adjustment                              ===========  ===========
    Comprehensive loss                       $(45,947)    $(13,520)
                                            ===========  ===========

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

    The Company groups its products and services by wholesale, retail, and capacity. The information below summarizes revenue by customer type for the three months ended March 31, 1999 and 1998, respectively (in thousands):

                                                       March 31,
                                                    1999     1998
                                                  -------  -------
     Wholesale.................................   $21,061   $9,477
     Retail....................................    27,334   11,762
     Capacity..................................    13,246        -
                                                  -------  -------
     Consolidated..............................   $61,641  $21,239
                                                  =======  =======

   The information below summarizes revenue by geographic area for the three months ended March 31, 1999 and 1998, respectively (in thousands):

                                                       March 31,
                                                     1999      1998
                                                   -------   -------
   Western Europe..............................    $41,449   $11,228
   North America...............................     17,252     5,707
   Latin America...............................      2,897     3,694
   Asia/Pacific Rim and other..................         43       610
                                                   -------   -------
   Consolidated................................    $61,641   $21,239
                                                   =======   =======

    The information below summarizes long lived assets by geographic area as of March 31, 1999 and December 31, 1998, respectively (in thousands):

                                                 March 31,    December 31,
                                                   1999           1998
                                                -----------    -----------
   Western Europe.............................   $381,712       $237,443
   North America..............................     98,558         75,492
   Latin America..............................        218            289
                                                 -----------  -----------
   Consolidated...............................   $480,488       $313,224
                                                 ===========  ===========


(10) SUBSEQUENT EVENT - CONVERSION

     On  May  13,  1999,  the  Company's   Series  A  preferred  stock  and  its
     subordinated debentures converted into shares of the Company's common stock. The conversion was based upon maintenance of the Company's stock price above a certain per share price for a specified time period. The Preferred Stock and the Subordinated Debentures converted at a conversion price equal to $13.20 and DM24.473, at the then applicable exchange rate, respectively. Accordingly, the Company will issue approximately 4.6 million shares of common stock and will pay cash for any fractional shares due upon conversion, which is deemed to be immaterial.

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

    As planned, the Circe Network will be comprised of interlocking, bi-directional rings, encompassing approximately 8,700 route kilometers of fiber optic cable. The first phase of the Circe Network, consisting of approximately 1,850 route kilometers was completed in March 1999 and connects, among other cities, London, Paris, Amiens, Brussels, Antwerp, Rotterdam, and Amsterdam. Construction activity has also commenced on a second ring which is expected to be placed into service during the third quarter of 1999 and will connect Paris, Nancy, Strasbourg, Frankfurt, Koln, Dusseldorf, and Amsterdam. Construction on a third ring which will connect Essen, Hamburg, Berlin, Dresden, Bremen, Leipzig, Nurnberg, Munich, Stuttgart, Frankfurt and Koln has also begun and is expected to be available during the first quarter of 2000. We anticipate that the fourth and fifth phases of the Circe Network will extend into southern France and Switzerland and will be completed during the second quarter of 2000.

    We sell capacity on the Circe Network. Revenue from capacity sales that qualify under generally accepted accounting principles to be treated as sales are recognized under a line item titled "Capacity sales". Capacity sales are recognized as revenue when the purchaser obtains the right to use the capacity. The related cost of capacity is reported in the same period. With respect to each sale of capacity, the related cost of capacity sales is equal to a proportionate amount of the total capitalized cost of the related network. Revenue from operating leases of private line circuits will be included in communication services revenue and will be recognized on a straight line basis over the life of the lease. The portion of the total capitalized cost of the Circe Network used to provide communication services circuits is included in property and equipment and is being charged to depreciation and amortization over its useful life. The sale of capacity on the Circe Network will vary substantially from period to period and may result in fluctuations in our operating results. During the first quarter of 1999 we began selling capacity on the Circe Network. These sales substantially increase our gross profits (i.e., total revenue less cost of services and sale) and our gross margin (i.e., gross profits divided by total revenues). As a result, our gross profits and gross margins will also fluctuate substantially, in ways that will not necessarily reflect the trends in our communications services business.

    In addition, we expect to trade capacity on the Circe Network for capacity on other cable systems. These trades of capacity may be considered to be non-monetary exchanges and may not have a material effect on our statement of operations. We will continue to incur selling, general and administrative expenses with respect to the Circe Network, which will not be capitalized and will affect our results of our operations, particularly while the Network is being designed, built and placed into service, and will continue to incur additional operating and maintenance expense until the Circe phases become operational. As a result of financing the Circe Network with debt, we are capitalizing a portion of the interest incurred that relates to the construction of the Circe Network until it is placed in service and will incur increases in interest expense thereafter.

    The Circe Network will have a beneficial effect on our costs of services and sales as well as net income (loss). This will occur as we bring traffic "on-net," to facilities we own, as opposed to facilities that we lease from other carriers. A large portion of the expenses associated with facilities we own is accounted for as depreciation and amortization, while leased capacity is accounted for as a cost of services and sales. As a result, we expect that our gross margins and profit will be improved as we bring traffic "on-net". However, our net income(loss) will not improve to the same extent. The effect of bringing traffic "on-net" will be somewhat delayed, because our leased line agreements require minimum notification to terminate our obligations.

RESULTS OF OPERATIONS

    The following table summarizes the breakdown of our results of operations as a percentage of total revenue. Our total revenue, and therefore these percentages, could fluctuate substantially from period to period due to capacity sales, which have a substantially different impact on margins than communications services.

                                       For the Three Months
                                        EndedMarch 31,
                                      ----------------------
                                         1999        1998
                                      ----------  ----------
    Total revenue                       100.0%      100.0%
    Cost of services and sales           82.8%       90.0%
    Selling, general and                 30.4%       42.2%
    administrative expenses
    Depreciation and amortization        15.6%       13.7%
    EBITDA loss (1)                      13.3%       32.1%

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

    A substantial increase in billable minutes from the first quarter of 1998 to the first quarter of 1999 was partially offset by a very substantial decline in revenue per billable minute, as revenue per billable minute declined by 53.8% to $.18 in the first quarter of 1999 from $.39 in the first quarter of 1998, primarily because of (i)a higher percentage of lower-priced intra-European and national long distance traffic on our network and (ii) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

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

      During the first quarter of 1999 as compared to the first quarter of 1998, we increased our carrier business (through which we provide switched minutes, private lines and ports to carriers, Internet Service Providers ("ISPs") and other resellers) on an absolute basis. However, our carrier business has declined as a percentage of communications service revenue, because our retail services grew at a faster rate. The carrier business represented approximately 34.2% of total revenue and approximately 27.1% of billable minutes for the three months ended March 31, 1999 as compared to approximately 44.6% of total revenue and approximately 56.2% of billable minutes for the three months ended March 31, 1998.

    COST OF SERVICES AND SALES. Cost of services and sales increased to $51.0 million in the first quarter of 1999 from $19.1 million in the first quarter of 1998. As a percentage of total revenue, however, cost of services and sales decreased to approximately 82.8% from approximately 90.0% for the three months ended March 31, 1999 and 1998, respectively. Cost of services and sales for the three months ended March 31, 1999 includes costs associated with the sale of capacity on the network. These costs did not occur in the first quarter of 1998. The cost of the sold capacity represented non-cash charges of the pro rata cost of the network asset and is determined based upon the ratio of total capacity sold to total estimated capacity multiplied by the total capitalized costs of the related network. Our gross margin increased, as a result of capacity sales to 17.2% for the three months ended March 31, 1999 as compared to 10.0% for the three months ended March 31, 1998.

    Cost of services and sales continued to increase in the three months ended March 31, 1999 in part because of the relatively high cost of leased infrastructure and the increase in minutes. These costs are expected to decrease as a percentage of revenue as we migrate from leased infrastructure to the Circe Network and other owned capacity. The effect of bringing traffic "on-net" will be somewhat delayed, because our leased line agreements require minimum notification to terminate our obligations.

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

    EBITDA LOSS. EBITDA loss increased to $8.2 million for the three months ended March 31, 1999 from $6.8 million for the three months ended March 31, 1998. As a percentage of total revenue, EBITDA loss decreased to approximately 13.3% in the first quarter of 1999 from approximately 32.1% in the first quarter of 1998. We expect gross margin to improve as we migrate traffic from leased lines to our own network.

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

    INTEREST. Interest expense increased from approximately $3.8 million in the three months ended March 31, 1998 to approximately $26.2 million in the three months ended March 31, 1999, primarily as a result of our aggregate debt, which includes notes and capital lease obligations, increasing from $104.2 million at March 31, 1998 to $1.3 billion at March 31, 1999. During the three months ended March 31, 1999, we capitalized $2.3 million of interest costs. Interest income increased from approximately $510,000 in the three months ended March 31, 1998 to approximately $6.8 million in the three months ended March 31, 1999 primarily as a result of the interim investment of the net proceeds from our 1998 high yield offering.

LIQUIDITY AND CAPITAL RESOURCES

    We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have utilized cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. As of March 31, 1999, we had $620.0 million of cash, cash equivalents, cash securing letters of credit for network construction and marketable securities and $229.8 million of restricted cash equivalents and other restricted marketable securities, which secure interest payments on our notes through April 2001.

    On March 19, 1999, we completed a high yield offering through which we raised approximately $365.5 million of gross proceeds in a combination of senior dollar notes and senior Euro notes.

    On April 8, 1998, we completed a high yield offering through which we raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). A portion of the proceeds from this high yield offering were utilized by us to retire our 15% senior discount notes due 2005 pursuant to a tender offer.

    We believe that the net proceeds from this offering and the 1999 high yield offering, together with cash and marketable securities on hand and future sales of the capacity on the Circe Network, will provide sufficient funds for us to expand our business as planned and to fund operating losses for at least the next 12 to 18 months. However, the amount of future capital requirements will depend on a number of factors, including the success of our business, the start-up dates of each ring of the Circe Network, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, we are unable to convert from leased to owned infrastructure in accordance with our current plans or the net proceeds of our offerings, cash and investments on hand, equity offerings and the proceeds from the sale of capacity on the Circe Network prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms at all.

    CAPITAL ADDITIONS; COMMITMENTS. The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in property and equipment purchases payable, assets acquired under capital lease obligations and capitalized interest during the period. During the three months ended March 31, 1999, we had capital additions of approximately $161.6 million, which consisted of capital expenditures of approximately $101.7 million, a net increase of $44.1 million in property and equipment purchases payable, $13.6 million of assets acquired under capital lease obligations and capitalized interest of $2.3 million. We have also entered into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating in excess of $225.0 million at March 31, 1999. Additionally, we have minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.2 million for all of 1999.

    Based upon certain key operating performance targets which were met during the period ended March 31, 1999, we recognized our obligation to pay contingent consideration for our 1998 Flat Rate acquisition.

    On May 13, 1999, our Series A preferred stock and our subordinated debentures converted into shares of our common stock. The conversion was based upon maintenance of our common stock above a certain per share price for a specified time period. The Series A preferred stock and the subordinated debentures converted at a conversion price equal to $13.20 and DM24.473, respectively, at the then applicable exchange rate. Accordingly, we issued approximately 4.6 million shares of our Common Stock and will pay cash for any fractional shares due upon conversion.

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

    With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, will be charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from communications services revenue that was billed in local currencies. Consequently, our financial position as of March 31, 1999 and our results of operations for the three months ended March 31, 1999 were not significantly impacted by fluctuations in the U.S. Dollar in relation to foreign currencies.

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

    In an effort to assess our Year 2000 state of readiness, during 1997 we began performing a complete inventory assessment of all of our internal systems, which we have divided into two categories, business essential, or mission critical, and support systems, or non-mission critical. As part of our Year 2000 program and as part of our overall procurement plan, we have sought to ensure that fixed assets acquired were Year 2000 compliant. At December 31, 1997 gross property and equipment was $67.0 million compared to $440.0 million at March 31, 1999, an increase of 556.7 percent in gross property and equipment. As part of this process, we have inventoried, tested, and ensured Year 2000 compliance of our mission critical systems. The inventory and testing of these mission critical systems is complete. The backbone of our communications network is primarily composed of Nortel switches which are Year 2000 compliant. Our message processing and billing systems, which are used to record and process millions of call detail records, and our transmission equipment are also Year 2000 compliant. The majority of our non-mission critical systems are Year 2000 compliant. We anticipate our non-mission critical systems being Year 2000 compliant during the third quarter of 1999. The total estimated cost of ensuring our preparation for Year 2000 is approximately $200,000, a portion of which has already been incurred and expensed.

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

In addition, we believe that the fact we conduct business in, and derive revenue from, multiple Western European countries helps to mitigate the potential impact of Year 2000 related disruptions

    In addition, disruptions in the economy generally resulting from the Year 2000 issue could also have a material adverse affect on us. We could be subject to litigation resulting from any disruption in our services. The amount of potential liability or lost revenue which would result from these disruptions in service cannot be reasonably estimated at this time.

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

ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. While scheduled to be effective for us in the year 2000, there is a proposal to delay the implementation of the statement for one year. We have not completed our analysis of the impact of this statement on our financial statements.


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

            None.

ITEM 5.  OTHER INFORMATION.

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


   (A)   EXHIBITS.


+*10.22 Project Services Agreement between Viatel, Inc. and Bechtel Limited, dated as of January 11, 1999.


+*10.23 Development Agreement by and among Vicame Infrastructure Development GmbH, Viatel German Asset GmbH, Carrier 1 Fiber Network GmbH & Co. oHG, Metromedia Fiber Network GmbH, Viatel Inc. and Metromedia Fiber Network, Inc., dated as of February 19, 1999.


+27      Financial Data Schedule


--------------------------------------------
+          Filed previously.
*          Confidential treatment granted as to certain portions.

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

                                          VIATEL, INC.



                                          By:   /s/ Michael J. Mahoney
                                                --------------------------------
                                                Michael J. Mahoney
                                                President and Chief Executive
                                                Officer


                                          By:   /s/  Allan L. Shaw
                                                --------------------------------
                                                Allan L. Shaw
                                                Senior Vice President, Finance
                                                and Chief Financial Officer

Date:  August 18, 1999

                                  EXHIBIT INDEX




NO.         DESCRIPTION



+*10.22 Project Services Agreement between Viatel, Inc. and Bechtel Limited, dated as of January 11, 1999.

+*10.23 Development Agreement by and among Vicame Infrastructure Development GmbH, Viatel German Asset GmbH, Carrier 1 Fiber Network GmbH & Co. oHG, Metromedia Fiber Network GmbH, Viatel Inc. and Metromedia Fiber Network, Inc., dated as of February 19, 1999.

+27      Financial Data Schedule


--------------------------------------------
+        Filed previously.
*        Confidential treatment granted as to certain portions.