Form 10-Q
period 1999-09-30
VIATEL INC
filed 1999-11-15
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

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


     As of November 2, 1999, 32,659,744 shares of the registrant's common stock, $.01 par value per share, were outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                   September 30,       December 31,
                                                                                       1999                1998
                                                                                  ----------------   ----------------
                                     ASSETS                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                          $ 434,936          $ 329,511
     Restricted cash equivalents                                                            5,447             10,310
     Restricted marketable securities, current                                             66,569             50,870
     Marketable securities, current                                                            -             171,771
     Trade accounts receivable, net of allowance for doubtful accounts of
          $6,013 and $4,722, respectively                                                  60,995             28,517
     Other receivables                                                                     42,610             13,404
     Prepaid expenses                                                                      10,277              2,417
                                                                                  ----------------   ----------------
                     Total current assets                                                 620,834            606,800
                                                                                  ----------------   ----------------
Restricted marketable securities, non-current                                              96,848             83,343
Property and equipment, net                                                               715,483            266,256
Cash securing letters of credit for network construction                                   79,537                 -
Intangible assets, net                                                                     66,506             46,968
Other assets                                                                               15,193              5,744
                                                                                  ----------------   ----------------
                                                                                       $1,594,401         $1,009,111
                                                                                  ================   ================
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accrued telecommunications costs                                                    $ 34,896           $ 26,518
     Accounts payable and other accrued expenses                                           64,051             23,656
     Property and equipment purchases payable                                             196,814             97,288
     Accrued interest                                                                      28,500             12,240
     Liability under joint construction agreement                                              -               9,523
     Current installments of notes payable and obligations under capital leases            12,259              8,918
                                                                                  ----------------   ----------------
                     Total current liabilities                                            336,520            178,143
                                                                                  ----------------   ----------------
Long-term liabilities:
     Long-term debt                                                                     1,262,491            896,503
     Notes payable and obligations under capital leases, excluding
         current installments                                                              28,109             24,636
                                                                                  ----------------   ----------------
                     Total long-term liabilities                                        1,290,600            921,139
Series A Redeemable Convertible Preferred Stock, $.01 par value; authorized
    718,042 shares; issued and outstanding none and 461,258 shares, respectively               -              47,121
Commitments and contingencies                                                     ----------------   ----------------
Stockholders' deficiency:
     Preferred stock, $.01 par value;  authorized 1,281,958 shares, no shares
         issued and outstanding                                                                -                  -
     Common stock, $.01 par value; authorized 150,000,000 shares; issued and
         outstanding 32,627,144 and 23,184,465 shares, respectively                           326                232
     Additional paid-in capital                                                           389,845            128,357
     Unearned compensation                                                                 (6,115)                -
     Accumulated other comprehensive loss                                                 (24,968)            (6,246)
     Accumulated deficit                                                                 (391,807)          (259,635)
                                                                                  ----------------   ----------------
                     Total stockholders' deficiency                                       (32,719)          (137,292)
                                                                                  ----------------   ----------------
                                                                                       $1,594,401         $1,009,111
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



                                                       VIATEL, INC. AND SUBSIDIARIES
                                              Condensed Consolidated Statements of Operations
                                                                (Unaudited)
                                                   (in thousands, except per share data)

                                                         For the Three Months Ended                  For the Nine Months Ended
                                                               September 30,                               September 30,
                                                   -------------------------------------     --------------------------------------
                                                           1999                 1998                 1999                 1998
                                                   -----------------    ----------------     ----------------     -----------------
Revenue:
Communication services revenue                            $ 54,960           $   37,144            $ 151,204            $  86,133
Capacity sales                                              25,072                 -                  59,173                -
                                                   -----------------    ----------------     ----------------     -----------------
         Total  revenue                                     80,032               37,144              210,377               86,133
                                                   -----------------    ----------------     ----------------     -----------------

Operating expenses:
  Cost of services and sales                                59,250               33,424              162,858               77,624
  Selling, general and administrative                       23,527               11,669               63,380               31,057
  Depreciation and amortization                             17,458                3,670               39,039               10,706
                                                   -----------------    ----------------     ----------------     -----------------
         Total operating expenses                          100,235               48,763              265,277              119,387
                                                   -----------------    ----------------     ----------------     -----------------

Other income (expense):
  Interest income                                            7,648               10,093               21,413               19,906
  Interest expense                                         (35,681)             (26,384)             (97,344)             (52,715)
                                                   -----------------    ----------------     ----------------     -----------------

Loss before extraordinary loss                             (48,236)             (27,910)            (130,831)             (66,063)
  Extraordinary loss on debt prepayment                        -                    -                    -                (28,304)
                                                   -----------------    ----------------     ----------------     -----------------
Net loss                                                   (48,236)             (27,910)            (130,831)             (94,367)
  Dividend on redeemable convertible
   preferred stock                                              -                (1,120)              (1,341)              (2,131)
                                                   -----------------    ----------------     ----------------     -----------------
Net loss attributable to common stockholders             $ (48,236)           $ (29,030)          $ (132,172)           $ (96,498)
                                                   =================    ================     ================     =================

Loss per common share, basic and diluted:
  Before extraordinary item                                $ (1.48)             $ (1.25)             $ (4.85)             $ (2.96)
  From extraordinary item                                      -                    -                    -                  (1.23)
                                                   =================    ================     ================     =================
Net loss attributable to
  common stockholders                                      $ (1.48)             $ (1.25)             $ (4.85)             $ (4.19)
                                                   =================    ================     ================     =================

Weighted average common shares outstanding,
  basic and diluted                                         32,608               23,157               27,250               23,013
                                                   =================    ================     ================     =================



          See accompanying notes to consolidated financial statements.


                                           VIATEL, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                   (in thousands)
                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ----------------   ----------------
Cash flows from operating activities:
     Net loss                                                                         $ (130,831)         $ (94,367)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    39,039             10,706
         Accreted interest expense on long-term debt                                      28,449             24,016
         Provision for losses on accounts receivable                                       6,076              3,149
         Extraordinary loss on debt prepayment                                              -                28,304
         Earned compensation                                                                 436                 49
     Changes in assets and liabilities:
         Increase in accounts receivable and accrued interest                            (37,962)           (17,505)
         Increase in accrued interest expense on Senior Notes                             16,261             27,312
         Increase in prepaid expenses and other receivables                              (41,077)            (4,952)
         Increase in other assets and intangible assets                                   (2,000)              (364)
         Increase in accrued telecommunication costs, accounts
           payable and other accrued expenses                                             56,596             10,151
                                                                                  ----------------   ----------------
                  Net cash used in operating activities                                  (65,013)           (13,501)
                                                                                  ----------------   ----------------
Cash flows from investing activities:
     Purchase of property, equipment and software                                       (372,305)           (33,994)
     Payment for business acquired, net of cash acquired                                 (12,000)            (5,000)
     Purchase of marketable securities                                                  (224,210)          (144,458)
     Proceeds from maturity of marketable securities                                     322,425             34,776
     Cash securing letters of credit for network construction                            (79,537)                 -
     Issuance of notes receivable                                                         (7,711)                 -
                                                                                  ----------------   ----------------
                  Net cash used in investing activities                                 (373,338)          (148,676)
                                                                                  ----------------   ----------------
Cash flows from financing activities:
     Proceeds from issuance of senior notes and senior discount notes                    365,471            845,752
     Proceeds from issuance of convertible debentures and convertible preferred
       stock                                                                                -                42,198
     Repayment of senior discount notes                                                     -              (119,282)
     Deferred financing costs                                                            (12,887)           (31,547)
     Proceeds from issuance of Common Stock                                              194,241                898
     Repayment of notes payable and bank credit line                                      (2,459)            (2,781)
     Payments under capital leases                                                        (4,840)            (4,612)
                                                                                  ----------------   ----------------
                  Net cash provided by financing activities                              539,526            730,626
                                                                                  ----------------   ----------------
Effects of exchange rate changes on cash                                                    (613)               649
                                                                                  ----------------   ----------------
Net increase in cash and cash equivalents                                                100,562            569,098
Cash and cash equivalents at beginning of period                                         339,821             21,096
                                                                                  ----------------   ----------------
Cash and cash equivalents at end of period                                             $ 440,383          $ 590,194
                                                                                  ================   ================
Supplemental disclosures of cash flow information:
     Interest paid                                                                     $  81,084          $   1,705
                                                                                  ================   ================
     Assets acquired under capital lease obligations                                   $  13,550          $  16,000
                                                                                  ================   ================
     Conversion of preferred stock and convertible debentures                          $  60,791               -
                                                                                  ================   ================


          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

            (Information as of September 30, 1999 and for the periods
                 ended September 30, 1999 and 1998 is unaudited)

(1)   DESCRIPTION OF BUSINESS

      Viatel, Inc. and subsidiaries (collectively, the "Company") is a global integrated services provider of long distance communication and data services to end-users, carriers and resellers. The Company operates a pan-European network with points of interconnection in over 78 cities, direct sales forces in 12 Western European cities and an indirect sales force in more than 180 locations in Western Europe. The Company is currently constructing a series of five interconnected state-of-the-art, high quality, high capacity, self-healing fiber optic rings utilizing the synchronous digital hierarchy standard for digital transmission which will connect major cities in six European countries (the "Circe Network").

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION
      The consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998, respectively, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to the current year's presentation. Operating results for the three and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the full year.

      CAPACITY SALES Customers of the Company can purchase capacity on the Company's network. Revenue from capacity sales that qualify under generally accepted accounting principles to be treated as sales are recognized under a line item titled "Capacity sales". Such capacity sales are recognized as revenue when the purchaser obtains the right to use the capacity. The related cost of capacity is reported in the same period.

      Cost of capacity sales in any period is determined based upon the ratio of total capacity sold and total anticipated capacity to be utilized multiplied by the related total costs of the relevant portion of the Company's network.

      NEW PRONOUNCEMENTS
      On January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that certain start-up expenditures and organization costs previously capitalized must now be expensed. The adoption of this statement did not have a material effect on the consolidated financial statements.

      On July 1, 1999, the Company applied FASB Interpretation No. 43, "Real Estate Sales - an interpretation of FASB Statement No. 66." This interpretation amended the standards for recognition of profit on all real estate sales transactions including sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs. Therefore, it may affect the way the Company accounts for revenues and expenses associated with capacity sales.

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

      Debt securities classified as held to maturity are adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and interest are included in interest income. There were no securities classified as available for sale as of September 30, 1999.

      The following is a summary of the amortized cost, which approximates fair value, of restricted securities held to maturity at September 30, 1999 (in thousands):

           U.S. Treasury obligations                         $119,682
           German government obligations                       43,735
                                                      -----------------
                    Total                                    $163,417
                                                      =================

      The  amortized  cost,  which   approximates   fair  value,  of  restricted
      securities held to maturity at September 30, 1999 are shown below (in thousands):

           Due within one year                               $ 66,569
           Due after one through two years                     96,848
                                                      -----------------
                    Total                                   $ 163,417
                                                      =================

      There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale.

(4)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of (in thousands):

                                           September 30,        December 31,
                                               1999                 1998
                                         ------------------   ------------------

      Communication system                       $ 660,311            $  96,193
      Construction in progress                      79,736              172,630
      Furniture, equipment and other                17,577               16,450
      Leasehold improvements                        12,482                6,651
                                         ------------------   ------------------
                                                   770,106              291,924
      Less accumulated depreciation
      and amortization                              54,623               25,668
                                         ==================   ==================
                                                 $ 715,483            $ 266,256
                                         ==================   ==================

      At September 30, 1999, construction in progress primarily represents construction of the Circe Network. For the nine month periods ended September 30, 1999 and 1998, $7.1 million and $1.5 million, respectively, of interest was capitalized.

      In connection with the Company's joint construction of the civil works associated with a national communications network being constructed in Germany during 1999, the Company was required to obtain a letter of credit in support of its obligation. At September 30, 1999, the total amount outstanding relating to this letter of credit was approximately $79.5 million (DM146.0 million).

(5)   INTANGIBLE ASSETS

      Intangible assets consist of the following as of (in thousands):

                                          September 30,         December 31,
                                              1999                  1998
                                        ------------------    ------------------
      Deferred financing and
        registration fees                        $ 44,434              $ 31,547
      Licenses, trademarks,
         and servicemarks                           9,963                10,031
      Goodwill                                     20,270                 8,744
      Purchased software                            4,379                 1,859
      Other                                             -                   206
                                        ------------------    ------------------
                                                   79,046                52,387
      Less accumulated amortization                12,540                 5,419
                                        ------------------    ------------------
                                                 $ 66,506              $ 46,968
                                        ==================    ==================

      During the first nine months of 1999, the Company recognized and paid its obligation for contingent consideration for its 1998 acquisition of Flat Rate Communications, Inc. based upon key operating performance targets being met during the period ended March 31, 1999. Such contingent consideration has been recorded as goodwill.

(6)   LONG TERM DEBT AND CONVERTIBLE SECURITIES

      At September 30, 1999, the Company has aggregate long term debt consisting of senior notes due 2008 and senior discount notes due 2009 totaling $1.3 billion. A portion of the proceeds from the senior notes were used to purchase U.S. government and German government securities which were pledged as security for the first six and four interest payments on the senior notes due 2008 and 2009, respectively. The amount of restricted securities remaining pledged as security for these notes is $163.4 million. The interest on the senior notes is payable in semi-annual installments. The senior discount notes accrete through April 15, 2003 and interest becomes payable in cash in semi-annual installments thereafter. The indentures pursuant to which the senior notes and the senior discount notes were issued contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with stockholders and affiliates and create liens on its assets. In addition, upon a change of control, the Company is required to make an offer to purchase the senior notes and the senior discount notes at a purchase price equal to 101% of the principal amount, in the case of the senior notes, and 101% of the accreted value of the notes, in the case of the senior discount notes.

      Long term debt consists of the following as of (in thousands):

                                                   September 30,    December 31,
                                                       1999            1998
                                                 ---------------  --------------
      11.25% Senior Notes                              $400,000        $400,000
      11.15% Senior Notes (E91,010)                      96,912         106,015
      11.50% Senior Notes                               200,000          -
      11.50% Senior Notes (E150,000)                    159,727          -
      12.50% Senior Discount Notes,
        less discount of $174,514                       325,486         297,284
      12.40% Senior Discount Notes (E115,552),
        less discount of $42,680 (E40,081)               80,366          80,355
      10% Subordinated Convertible Debentures            -               12,849
                                                 ---------------  --------------
                                                     $1,262,491        $896,503
                                                 ===============  ==============

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

      During 1997, the Company entered into Loan and Security Agreements pursuant to which the Company borrowed an aggregate of $11.1 million. Under the terms of these agreements, the Company is required to satisfy certain covenants and restrictions. As of September 30, 1999, the Company was either in compliance with, or had received waivers to, these covenants. Obligations under these Loan and Security Agreements are secured by the grant of a security interest in certain telecommunications equipment as well as a portion of the payment obligations also being secured by letters of credit.


(7)   STOCK INCENTIVE PLAN

      At the 1999 Annual Meeting of Stockholders held in September, 1999, the Company's stockholders approved an amendment to its Stock Incentive Plan that increased the number of shares of common stock available for future issuance thereunder from 3.6 million to 5.3 million shares. Under the Amended Stock Incentive Plan, also amended, (the "Stock Incentive Plan") the Company had approximately 1.7 million shares available as of September 30, 1999 for future grant.

      Stock option activity for the nine months ended September 30, 1999 under the Stock Incentive Plan is shown below (in thousands):

                                                  WEIGHTED AVERAGE     NUMBER OF
                                                   EXERCISE PRICES       SHARES
                                                  ----------------     ---------
       Outstanding at December 31, 1998                 $ 7.41             2,594
       Granted                                           26.57               703
       Exercised                                          6.08             (360)
       Forfeited                                          5.85               (1)
                                                  ----------------     ---------
       Outstanding at September 30, 1999                $12.10             2,936
                                                  ================     =========

       As of September 30, 1999, approximately 0.8 million options were exercisable under the Stock Incentive Plan.


(8)   COMPREHENSIVE LOSS

      The Company's comprehensive loss is as follows (in thousands):

                                                      For the Three Months Ended                For the Nine Months Ended
                                                             September 30,                              September 30,
                                                  ---------------------------------    ----------------------------------
                                                      1999               1998                1999              1998
                                                  --------------    ---------------    ---------------    ---------------
      Net loss                                        $(48,236)          $(27,910)        $ (130,831)          $(94,367)
      Foreign currency translation adjustment           (2,493)             1,021            (18,722)             1,155
                                                  ==============    ===============    ===============    ===============
      Comprehensive loss                              $(45,743)          $(26,889)        $(149,553)           $(93,212)
                                                  ==============    ===============    ===============    ===============

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

     The Company groups its products and services by wholesale, retail, and capacity. The information below summarizes revenue by customer type for the three and nine months ended September 30, 1999 and 1998, respectively (in thousands):

                             For the three months        For the nine months
                                   ended                     ended
                                September 30,             September 30,
                             ----------------------    -----------------------
                                  1999        1998           1999        1998
                                  ----        ----           ----        ----
     Retail...............      $24,111     $14,820       $ 78,799     $38,885
     Wholesale............       30,849      22,324         72,405      47,248
     Capacity.............       25,072           -         59,173           -
                               --------     -------       --------     -------
     Consolidated.........      $80,032     $37,144       $210,377     $86,133
                                =======     =======       ========     =======


     The information below summarizes revenue by geographic area for the three and nine months ended September 30, 1999 and 1998, respectively (in thousands):

                                    For the three months    For the nine months
                                          ended                   ended
                                      September 30,           September 30,
                                   ---------- ----------   --------------------
                                      1999       1998        1999       1998
                                      ----       ----        ----       ----

     Western Europe..............    $56,803    $16,241    $ 152,361   $ 40,817
     North America...............     21,057     16,836       50,581     32,721
     Latin America...............      2,148      3,730        7,332     11,237
     Asia/Pacific Rim and other..         24        337          103      1,358
                                   ---------    -------    ---------   --------
     Consolidated................    $80,032    $37,144     $210,377    $86,133
                                   =========    =======    =========   ========

      The information below summarizes long lived assets by geographic area as of September 30, 1999 and December 31, 1998, respectively (in thousands):

                                             September 30,         December 31,
                                                 1999                 1998
                                             -------------         -------------
      Western Europe .....................      $681,498                $237,443
      North America ......................        61,873                  46,837
      Latin America ......................           194                     289
                                             -------------         -------------
      Consolidated .......................      $743,565                $284,569
                                             =============         =============

(10) ACQUISITION

     On August 27, 1999, a wholly-owned subsidiary of the Company, and Destia Communications, Inc. (formerly Econophone, Inc.) entered into an Agreement and Plan of Merger which provides, among other things, for the merger with Destia. Upon consummation of the merger, Destia will become a wholly-owned subsidiary of Viatel. Under the terms of the merger agreement, Destia shareholders will receive 0.445 share of Viatel's common stock in exchange for each share of Destia common stock held by such stockholders at the effective time of the merger. The transaction is contingent upon, among other things, approval of both Viatel's and Destia's stockholders, certain regulatory approvals and other customary conditions. The merger is intended to constitute a tax-free reorganization, and is expected to be completed by year-end.

(11) SUBSEQUENT EVENT

     On November 4, 1999, the Company commenced an exchange offer pursuant to which it is offering $686.03 principal amount of its 11.50% senior dollar notes due 2009 and $71.24 in cash (of which $20.00 of the cash payment per $1,000 principal amount at maturity of each Destia Communications, Inc. discount note constitutes a consent payment, only if the holders deliver and do not withdraw their existing notes for each $1,000 principal amount at maturity of Destia's 11% senior discount notes due 2008)and a concurrent consent solicitation which would amend the indenture under which the Destia 11% notes were issued to eliminate substantially all of the restrictive covenants contained in such indenture. The Company also intends to raise approximately $72.4 million through the sale of additional 11.50% senior notes due 2009. The purpose of this financing is to fund and secure the first three interest payments on the new issuance of 11.50% notes and to fund our cash payments in the exchange offer and consent solicitation. The Company may offer more than $72.4 million of additional 11.50% senior notes. If so, it intends to apply the proceeds in excess of $72.4 million to retire outstanding Destia long-term debt.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. The following discussion includes certain forward-looking statements. For a discussion of important factors, including, but not limited to, the continued development of our business, actions of regulatory authorities and competitors, price declines and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see our "Annual Report on Form 10-K" for fiscal 1998 and filings made by the Company with the Securities and Exchange Commission either on Form S-3 or S-4.

OVERVIEW

     We are a rapidly growing international communications company, providing high quality, competitively priced, long distance communication and data services to end-users, carriers and resellers. We have direct sales forces in 12 Western European cities and an indirect sales force in more than 180 locations in Western Europe.

     To capitalize on the opportunities presented by deregulation of the telecommunication in Western Europe, we established an early presence and fought aggressively to acquire licenses, interconnection and infrastructure. Today, we have licenses in Belgium, France, Germany, Italy, The Netherlands, Spain and the
United   Kingdom   and   interconnection    agreements   with   the   incumbent
telecommunications operator in each of these countries. We also have a license in Switzerland and expect to obtain an interconnection agreement with Switzerland's incumbent telecommunications operator by the end of 1999.

     We currently operate one of Europe's largest pan-European networks, with points of interconnection in over 78 cities. We believe that control of network infrastructure is critical to becoming a high quality, low-cost provider of communications services because it will enable us to better manage service offerings, quality of transmission and costs. Accordingly, we are in the process of migrating from a network composed of international and domestic leased circuits to a network composed primarily of owned infrastructure.

     On August 27, 1999, we agreed to acquire Destia Communications, Inc., through a merger of Destia with one of our subsidiaries. Destia is a rapidly growing, facilities-based provider of domestic and international long distance telecommunications services in Europe and North America. The merger is expected to be completed in December 1999, at which time Destia will be integrated into Viatel.


THE CIRCE NETWORK

     In 1998, we began the network construction of a five ring bi-directional, state-of-the-art, fiber optic network, which, when completed, is expected to consist of approximately 8,700 route kilometers (the "Circe Network"). The first phase of the Circe Network, consisting of approximately 1,850 route kilometers, was completed in March 1999 and connects four European countries and includes, London, Paris, Amiens, Brussels, Antwerp, Rotterdam, and Amsterdam. The second phase of the Circe Network became operational in July 1999 and now carries commercial traffic through northern France, The Netherlands and into western Germany. Construction of the third phase which will extend through eastern Germany has commenced. Phase three is currently scheduled to be placed in service during the first quarter of 2000. We plan to begin construction of phases four and five, which will extend into southern France and Switzerland, prior to year-end. Phases four and five are scheduled to be completed during the third quarter of 2000.

     We began selling capacity on the Circe Network during the first quarter of 1999. Revenue from capacity sales that qualify under generally accepted accounting principles to be treated as sales are recognized under a line item titled "Capacity sales". Such capacity sales are recognized as revenue when the purchaser obtains the right to use the capacity. The related cost of capacity is reported in the same period. With respect to each sale of capacity, the related cost of capacity sales is equal to a proportionate amount of the total capitalized cost of the related network. The sale of capacity on the Circe
Network will vary substantially from period to period and, as a result, may cause fluctuations in our operating results. Revenue from operating leases of private line circuits will be included in communication services revenue and will be recognized on a straight line basis over the life of the lease. The portion of the total capitalized cost of the Circe Network used to provide communication services is included in property and equipment and is being charged to depreciation and amortization over its useful life.

     We expect to trade capacity on the Circe Network for capacity on other cable systems. Depending upon structure, these trades of capacity may have a material effect on our statement of operations. We will continue to incur sales and marketing and related expenses that will not be capitalized and will affect our results of operations, particularly while the Circe Network is being designed, built and placed into service. In addition, we will continue to incur additional operating and maintenance expenses as the remaining Circe phases become operational. As a result of financing the Circe Network with debt, we are capitalizing a portion of the interest incurred that relates to the construction of the Circe Network until it is placed in service.

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

                                                          Three months ended                      Nine months ended
                                                            September 30,                           September 30,
                                                  -------------------------------        --------------------------------
                                                      1999              1998                 1999             1998
                                                  --------------    -------------        -------------     --------------
Revenue                                                100.0%            100.0%               100.0%           100.0%
Cost of services and sales                              74.0%             90.0%                77.4%            90.1%
Selling, general and administrative expenses            29.4%             31.4%                30.1%            36.1%
Depreciation and amortization                           21.8%              9.9%                18.6%            12.4%
EBITDA loss (1)                                          3.4%             21.4%                 7.5%            26.2%

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUE. Revenue is derived from communication service and capacity sales. Revenue increased by 115.6% to $80.0 million for the three months ended September 30, 1999 from $37.1 million for the three months ended September 30, 1998. This growth was attributable to a 48.0% increase in communication services revenue which increased to $54.9 million on 360.3 million billable minutes for the third quarter of 1999 from $37.1 million on 113.2 million billable minutes for the third quarter of 1998. Capacity sales were $25.1 million for the third quarter of 1999 and represented 31.3% of revenue. We had no capacity sales during the third quarter of 1998. Revenue growth for the third quarter of 1999 continues to be generated primarily by growth from European operations.

     Although there was a substantial increase in billable minutes from the third quarter of 1998 to the third quarter of 1999, the effects of such growth were partially offset by a decline in revenue per billable minute, as revenue per billable minute declined by 54.6% to $.15 in the third quarter of 1999 from $.33 in the third quarter of 1998, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (ii) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets. Revenue per billable minute excludes fixed fees associated with our other products and service offerings. We expect these price reductions to continue.

     Communication services revenue from the sale of services to retail customers, which represented 30.1% of revenue for the three months ended September 30, 1999 compared to 39.9% for the three months ended September 30, 1998, decreased 66.7% to $.12 per billable minute in the third quarter of 1999 from $.36 per billable minute in the third quarter of 1998. Communication services revenue per billable minute from the sale of services to carriers and other resellers decreased 38.7% to $.19 in the third quarter of 1999 from $.31 in the third quarter of 1998.

     During the third quarter of 1999 as compared to the third quarter of 1998, our carrier business (through which we provide switched minutes, private lines and ports to carriers, internet service providers and other resellers) grew on an absolute basis, but decreased as a percentage of revenue because our other services grew at a faster rate. The carrier business represented approximately 38.6% of revenue and approximately 42.3% of billable minutes for the three months ended September 30, 1999 as compared to approximately 60.1% of revenue and approximately 63.1% of billable minutes for the three months ended September 30, 1998.

     During the third quarter of 1999, approximately 71.0% of revenue was generated in Western Europe as compared to 43.7% of the revenue during the third quarter of 1998. Revenue from North America represented 26.3% during the third quarter of 1999 compared to 45.3% during third quarter 1998. Revenue from Latin America represented approximately 2.7% during the three months ended September 30, 1999 compared to 10.0% during the three months ended September 30, 1998. Pacific Rim revenues were less than 1% during third quarters of 1999 and 1998.

     COST OF SERVICES AND SALES. Cost of services and sales increased to $59.3 million in the third quarter of 1999 from $33.4 million in the third quarter of 1998. As a percentage of total revenue, however, cost of services and sales decreased to approximately 74.0% for the three months ended September 30, 1999 from approximately 90.0% for the three months ended September 30, 1998, due to our continued migration from leased infrastructure to the Circe Network and other owned capacity. The effect of bringing traffic "on-net", however, will be somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

     Cost of services and sales for the three months ended September 30, 1999 includes costs associated with the sale of capacity on the network. The cost of the sold capacity represented non-cash charges of the pro rata cost of the network asset and is determined based upon the ratio of total capacity sold to total estimated capacity multiplied by the total capitalized costs of the related network.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $23.5 million in the three months ended September 30, 1999 from $11.7 million in the three months ended September 30, 1998 and, as a percentage of revenue, decreased to approximately 29.4% in the three months ended September 30, 1999 from approximately 31.4% in the same period in 1998. Much of these expenses are attributable to overhead costs associated with our headquarters, back office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 45.6% and 48.4% for the three months ended September 30, 1999 and 1998, respectively. Advertising and promotion expenses have increased substantially and will continue to be a significant component of selling, general and administrative expenses. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were approximately 11.0% and 3.3% for the three months ended September 30, 1999 and 1998, respectively.

     EBITDA LOSS. EBITDA loss decreased to $2.7 million for the three months ended September 30, 1999 from $7.9 million for the three months ended September 30, 1998. As a percentage of revenue, EBITDA loss decreased to approximately

3.4% in the third quarter of 1999 from approximately 21.4% in the same quarter of 1998. We expect this trend to continue as we continue to migrate traffic on-net.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the network, increased to approximately $17.5 million in the quarter ended September 30, 1999 from approximately $3.7 million in the quarter ended September 30, 1998. The increase was due primarily to the $596.8 million increase in gross property and equipment from $173.3 million at September 30, 1998 to $770.1 million at September 30, 1999. Depreciation expense will continue to increase substantially as each additional ring of the Circe Network becomes operational.

     INTEREST. Interest expense increased from approximately $26.4 million in the three months ended September 30, 1998 to approximately $35.7 million in the three months ended September 30, 1999, primarily as a result of increases in outstanding indebtedness, which includes notes and capital lease obligations, which increased from $899.8 million at September 30, 1998 to $1.3 billion at September 30, 1999. During the three months ended September 30, 1999, we capitalized $2.4 million of interest costs. Interest income decreased from approximately $10.1 million during the three months ended September 30, 1998 to approximately $7.6 million in the three months ended September 30, 1999, primarily as a result of our investment in capital expenditures relating to the development of the Circe Network.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUE. Revenue increased by 144.2% to $210.4 million for the nine months ended September 30, 1999 from $86.1 million for the nine months ended September 30, 1998. This growth was attributable to a 75.6% increase in communication services revenue to $151.2 million on 909.6 million billable minutes for the first nine months of 1999 from $86.1 million on 248.9 million billable minutes for the first nine months of 1998. Capacity sales represented $59.2 million, or 28.1% of revenue, for the first nine months of 1999. We had no capacity sales during the first nine months of 1998. Revenue growth for the nine months ended September 30, 1999 continues to be generated primarily by growth from European operations.

     Although there was a substantial increase in billable minutes from the first nine months of 1998 to the first nine months of 1999, the effects of such growth were partially offset by a decline in revenue per billable minute, as revenue per billable minute declined by 54.3% to $.16 in the first nine months of 1999 from $.35 in the first nine months of 1998, primarily because of (i) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (ii) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets. Revenue per billable minute excludes fixed fees associated with our other products and service offerings.

     Communication services revenue from the sale of services to retail customers, which represented 37.5% of revenue for the nine months ended September 30, 1999 compared to 45.2% for the nine months ended September 30, 1998, decreased 69.1% to $.13 per billable minute in the first nine months of 1999 from $.42 per billable minute in the first nine months of 1998. Communication services revenue per billable minute from the sale of services to carriers and other resellers decreased to $.23 in the first nine months of 1999 from $.30 in the first nine months of 1998.

     During the first nine months of 1999 as compared to the first nine months of 1998, our carrier business grew on an absolute basis, but decreased as a percentage of revenue because our other services grew at a faster rate. The carrier business represented approximately 34.4% of revenue and approximately 34.0% of billable minutes for the nine months ended September 30, 1999 as compared to approximately 54.8% of revenue and approximately 63.3% of billable minutes for the nine months ended September 30, 1998.

     During the first nine months of 1999, approximately 72.4% of revenue was generated in Western Europe as compared to 47.4% of the revenue during the first nine months of 1998. Revenue from North America represented 24.0% during the first nine months of 1999 compared to 38.0% during the same period in 1998. Revenue from Latin America represented approximately 3.5% during the nine months ended September 30, 1999 compared to 13.0% during the nine months ended September 30, 1998. Pacific Rim revenues were less than 1% during the first nine months of 1999 and less than 2% for the same period in 1998.

     COST OF SERVICES AND SALES. Cost of services and sales increased to $162.9 million in the first nine months of 1999 from $77.6 million in the first nine months of 1998. As a percentage of revenue, however, cost of services and sales decreased to approximately 77.4% for the nine months ended September 30, 1999 from approximately 90.1% for the nine months ended September 30, 1998, due to our migration from leased infrastructure to the Circe Network and other owned capacity. The effect of bringing traffic on-net, however, will be somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

     Cost of services and sales for the nine months ended September 30, 1999 includes costs associated with the sale of capacity on the network. The cost of the sold capacity represented non-cash charges of the pro rata cost of the network asset and is determined based upon the ratio of total capacity sold to total estimated capacity multiplied by the total capitalized costs of the related network.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $63.4 million for the nine months ended September 30, 1999 from $31.1 million for the nine months ended September 30, 1998 and, as a percentage of revenue, decreased to approximately 30.1% for the nine months ended September 30, 1999 from approximately 36.1% for the corresponding period in 1998. Much of these expenses are attributable to overhead costs associated with our headquarters, back office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 45.3% and 49.3% for the nine months ended September 30, 1999 and 1998, respectively. Advertising and promotion expenses have increased substantially and will continue to be a significant component of selling, general and administrative expenses. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were approximately 7.0% and 2.7% for the nine months ended September 30, 1999 and 1998, respectively.

     EBITDA LOSS. EBITDA loss decreased to $15.9 million for the nine months ended September 30, 1999 from $22.5 million for the nine months ended September 30, 1998. As a percentage of revenue, EBITDA loss decreased to approximately 7.5% in the first nine months of 1999 from approximately 26.2% in the first nine months of 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of the network, increased to approximately $39.0 million for the nine months ended September 30, 1999 from approximately $10.7 million for the nine months ended September 30, 1998. The increase was due primarily to the $596.8 million increase in gross property and equipment from $173.3 million at September 30, 1998 to $770.1 million at September 30, 1999.

     INTEREST. Interest expense increased from approximately $52.7 million in the nine months ended September 30, 1998 to approximately $97.3 million in the nine months ended September 30, 1999, primarily as a result of increases in our outstanding indebtedness, which includes notes and capital lease obligations, which increased from $899.8 million at September 30, 1998 to $1.3 billion at September 30, 1999. During the nine months ended September 30, 1999, we capitalized approximately $7.1 million of interest costs. Interest income increased from approximately $19.9 million in the nine months ended September 30, 1998 to approximately $21.4 million in the nine months ended September 30, 1999, primarily as a result of the interim investment of the net proceeds from our debt and equity financings.


LIQUIDITY AND CAPITAL RESOURCES

     We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have utilized cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. As of September 30, 1999, we had $514.5 million of cash, cash equivalents and cash securing letters of credit for network construction and $168.9 million of restricted cash equivalents and other restricted marketable securities, which primarily secure interest payments on our notes through April 2001.

     On June 29, 1999, the Company completed an offering of 4,315,000 shares of its common stock at $47.00 per share. The net proceeds of the offering were approximately $192.2 million and will be used primarily to fund the further development of our network as well as for working capital and general corporate purposes.

     On May 13, 1999, our series A preferred stock and subordinated convertible debentures converted into shares of our common stock. The conversion was based upon maintenance of our common stock above a certain per share price for a specified time period. The series A preferred stock and the subordinated convertible debentures converted at a conversion price equal to $13.20 and DM24.473, at the then applicable exchange rate, respectively. Accordingly, we issued approximately 4.6 million shares of our common stock and paid cash for any fractional shares due upon conversion. These transactions, and their extinguishment of our related commitments, significantly strengthen our financial position.

     On March 19, 1999, we completed a high yield offering through which we raised approximately $352.6 million of net proceeds in a combination of senior dollar notes and senior Euro notes.

     On April 8, 1998, we completed a high yield offering through which we raised approximately $856.6 million of net proceeds. A portion of the proceeds from this high yield offering were utilized by us to retire our 15% senior discount notes due 2005 pursuant to a tender offer.

     The proceeds of the 1999 and 1998 high yield offerings are being used to construct the Circe Network. The Circe Network, when completed, will be one of the largest cross-border fiber optic networks in the major metropolitan telecommunications markets in Western Europe. This five-ring system is expected to encompass approximately 8,700 route kilometers.

     On August 27, 1999, we agreed to acquire Destia through a merger of Destia with one of our subsidiaries. Destia is a rapidly growing, facilities-based provider of domestic and international long distance telecommunications services in Europe and North America. The merger is expected to be completed in December 1999, at which time Destia will be integrated into Viatel.

     Before the merger is completed, we expect to raise approximately $72.4 million through the sale of additional 11.50% senior notes in a private placement. The purpose of this financing is to fund and secure the first three interest payment obligations on the new issuance of 11.50% notes and to fund our cash payments in the exchange offer and consent solicitation. This obligation applies both to the 11.50% notes to be issued in the private placement and the 11.50% notes to be issued in the exchange offer discount notes. We can provide no assurance that the private placement will be successfully completed.

     We believe that the net proceeds from the offerings, discussed above, together with cash and marketable securities on hand and future sales of the capacity on the Circe Network, will provide sufficient funds for us to expand our business as planned and to fund operating losses for at least the next 12 to 18 months. However, the amount of future capital requirements will depend on a number of factors, including the success of our business, the start-up dates of each ring of the Circe Network, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control, including an obligation to fund Destia's repurchase offer obligation with respect to its senior notes and the Destia discount notes that will be triggered upon completion of the merger (as currently structured), competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, we are unable to convert from leased to owned infrastructure or obtain interconnection in accordance with our current plans or the net proceeds of our offerings, cash and investments on hand, equity offerings and the proceeds from the sale of capacity on the Circe Network prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms or at all.

     CAPITAL ADDITIONS; COMMITMENTS. The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in property and equipment purchases payable, assets acquired under capital lease obligations and capitalized interest during the period. During 1998, capital additions totaled $220.9 million and consisted of capital expenditures of approximately $94.7 million, a net increase of $92.5 million in property and equipment purchases payable, $30.4 million of assets acquired under capital lease obligations and capitalized interest of $3.3 million. For the nine months ended September 30, 1999, we had capital additions of approximately $511.9 million, which consisted of capital expenditures of approximately $391.7 million, a net increase of $99.5 million in property and equipment payable, $13.6 million of assets acquired under capital lease obligations and capitalized interest of approximately $7.1 million. We have also entered into certain agreements associated with the Circe Network, purchase commitments for network expansion and other items aggregating in excess of $204.6 million at September 30, 1999. Additionally, we have minimum volume commitments to purchase transmission capacity from various domestic and foreign carriers aggregating approximately $13.2 million for all of 1999. We expect to continue to have substantial capital expenditures in the future.

     When Destia becomes a wholly-owned subsidiary of ours as a result of the merger (as currently structured), it will be required to offer to repurchase all of the outstanding Destia discount notes and 13.50% senior notes due 2007 at a purchase price equal to 101% of the accreted value of the Destia discount notes and 101% of the outstanding principal amount, together with accrued and unpaid interest, of the Destia 13.50% notes. However, if necessary, the acquisition could be restructured to eliminate this obligation. As of September 30, 1999, the accreted value of the Destia discount notes was $209.1 million and the outstanding principal amount of the Destia 13.50% notes was $150.7 million. Based on the current and historical trading prices of the Destia 13.50% notes, we do not expect that the holders of these notes will tender their notes for repurchase. However, if there is significant adverse change in the market for debt securities or an adverse change with respect to either us or Destia, it is likely that some or all of the Destia 13.50% notes will be tendered in the repurchase offer. Based on the current and historical trading prices of the Destia discount notes, we consider it likely that holders will tender them for repurchase. To the extent that holders of Destia discount notes tender their notes in the exchange offer, it will have the effect of reducing the amount of such notes that Destia will have to repurchase following completion of the merger (as currently structured).

     If we divert our available cash to fund the repurchase of all or a significant amount of Destia notes, our business plan, which is currently fully funded, could be restricted. The closing of the merger is not subject to the condition that the exchange offer be successfully completed. If we and Destia conclude prior to the completion of the merger that the terms on which the exchange offer can be completed are likely to be unreasonable or that it is likely that the Destia notes will be tendered in the repurchase offer in an amount or on terms that could significantly deplete our available cash, we and Destia may restructure the merger in order to avoid Destia's obligation to make a repurchase offer or effect the exchange offer.


     FOREIGN CURRENCY. We have exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of our communications services revenue in the local European currency in countries where the local currency is relatively stable while many of our obligations, including a substantial portion of our transmission costs, are denominated in U.S. Dollars. In countries with less stable currencies, such as Brazil, we bill in U.S. Dollars. Debt service on certain of the notes issued by us are currently payable in Euros. A substantial portion of capital expenditures are and will continue to be denominated in various European currencies, including the Euro. Most of the European currencies in which we do business converged effective January 1, 1999, with the exception of the British Pound Sterling. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro")

     With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, will be charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. To date, much of the funding necessary to establish the local direct sales organizations has been derived from communications services revenue that was billed in local currencies. Consequently, our financial position as of September 30, 1999 and our results of operations for the nine months ended September 30, 1999 were not significantly impacted by fluctuations in the U.S. Dollar in relationship to foreign currencies.

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

     In an effort to assess our Year 2000 state of readiness, during 1997 we began performing a complete inventory assessment of all of our internal systems, which we have divided into two categories, business essential, or mission critical, and support systems, or non-mission critical. As part of our Year 2000 program and as part of our overall procurement plan, we have sought to ensure that fixed assets acquired were Year 2000 compliant. At December 31, 1997, gross property and equipment was $67.0 million compared to $770.1 million at September 30, 1999. As part of this process, we have inventoried and tested Year 2000 compliance of our mission critical systems and believe they are Year 2000 compliant. Our Nortel switches, a critical component of our network backbone, are Year 2000 compliant. Our message processing and billing systems, which are used to record and process millions of call detail records, and our transmission equipment, which are our only mission critical systems, are also Year 2000 compliant. The majority of our non-mission critical systems are Year 2000 compliant. We anticipate our non-mission critical systems being Year 2000 compliant prior to December 31, 1999. The total estimated cost of ensuring our preparation for Year 2000 is approximately $200,000, a portion of which has already been incurred and expensed.

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

     We believe that the Euro conversion has not and will not have a significant impact on our business in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

INFLATION

     We do not believe that inflation has had a significant effect on our operations to date.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

     SFAS NO. 133 and SFAS NO. 137
     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which amends SFAS No. 133 to delay the date by which all companies must comply with SFAS 133. Companies must comply with SFAS No. 133 for all fiscal years beginning after June 15, 2000. We have not completed our analysis of the impact of these statements on our financial statements.

     FASB  INTERPRETATION  NO. 43
     On July 1, 1999, the Company applied FASB Interpretation No. 43, "Real Estate Sales - an interpretation of FASB Statement No. 66." This interpretation clarified the standards for recognition of profit on all real estate sales transactions including sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs. Therefore, it may affect the way the Company accounts for revenues and expenses associated with capacity sales.

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

                    Not Applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

                    None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on September 14, 1999. Proposals presented for a stockholder vote were (I) the election of two Class C Directors, (II) the approval of an amendment to the Company's Amended Stock Incentive Plan, (III) the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation and (IV) the ratification of the appointment of KPMG LLP as independent auditors for the Company for fiscal year 1999.

         Each of the incumbent Class C directors nominated by the Company were elected with the following voting results:

                                            VOTES FOR         VOTES AGAINST
                                            ---------         -------------

                  Michael J. Mahoney        26,925,720          764,146

                  John G. Graham            26,900,716          789,150

         An Amendment to the Company's Amended Stock Incentive Plan was approved with the following voting results:

                  VOTES FOR                 VOTES AGAINST     ABSTENTIONS
                  ---------                 -------------     -----------
                  12,084,819                10,407,158          171,144

         An Amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, was approved with the following voting results:

                  VOTES FOR                 VOTES AGAINST     ABSTENTIONS
                  ---------                 -------------     -----------
                  17,291,651                10,382,767           15,488

         The appointment of KPMG LLP as the Company's independent auditors for the fiscal year 1999 was approved with the following voting results:

                  VOTES FOR                 VOTES AGAINST     ABSTENTIONS
                  ---------                 -------------     -----------
                  27,601,600                    77,754           10,512

ITEM 5.      OTHER INFORMATION.

                   None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


   (A)       EXHIBITS.


27           Financial Data Schedule


   (B)       REPORTS ON FORM 8-K.

                  A report on Form 8-K was filed by the Company on August 27, 1999, pursuant to Item 5 thereof, announcing the execution of an Agreement and Plan of Merger to acquire Destia Communications, Inc.

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

                                VIATEL, INC.



                                By:  /s/ Michael J. Mahoney
                                     -------------------------------------------
                                     Michael J. Mahoney
                                     President and Chief Executive Officer


                                By:  /s/  Allan L. Shaw
                                     -------------------------------------------
                                     Allan L. Shaw
                                     Senior Vice President, Finance and
                                     Chief Financial Officer

Date:  November 12, 1999

                                  EXHIBIT INDEX


                                                            Sequentially
NO.                     Description                        Numbered Page
---                     -----------                        -------------
27       Financial Data Schedule