Form 10-K405
period 1999-12-31
VIATEL INC
filed 2000-04-14
CIK 945771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

    /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 000-21261

                                  VIATEL, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                          DELAWARE                                          13-3787366
      (State or Other Jurisdiction of Incorporation or         (I.R.S. Employer Identification No.)
                       Organization)

            685 THIRD AVENUE, NEW YORK, NEW YORK                              10017
          (Address of Principal Executive Offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 350-9200

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2000, was approximately $1,783,712,670.00. As of April 10, 2000 50,034,866 shares of the registrant's common stock, $0.01 par value, were outstanding.

    Documents Incorporated by Reference. None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
Part I...........................................................................      1

          Item 1.    Business....................................................      1
                     Overview....................................................      1
                     Strategy....................................................      2
                     Our Network.................................................      2
                     Products and Services.......................................      5
                     Sales and Marketing; Customer Service.......................      7
                     Information Systems.........................................      8
                     Competition.................................................      9
                     Government Regulation.......................................     12
                     Employees...................................................     24

          Item 2.    Properties..................................................     24

          Item 3.    Legal Proceedings...........................................     25

          Item 4.    Submission of Matters to a Vote of Securities Holders.......     25

Part II..........................................................................     26

          Item 5.    Market for Registrant's Common Equity and Related
                     Stockholder Matters.........................................     26

          Item 6.    Selected Consolidated Financial Data........................     27

          Item 7.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................     29

          Item 7A.   Quantitative and Qualitative Disclosures About Market
                     Risks.......................................................     47

          Item 8.    Financial Statements and Supplementary Data.................     48

          Item 9.    Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................     76

Part III.........................................................................     76

          Item 10.   Directors and Executive Officers of the Registrant..........     76

          Item 11.   Executive Compensation......................................     81

          Item 12.   Security Ownership of Certain Beneficial Owners and
                     Management..................................................     87

          Item 13.   Certain Relationships and Related Transactions..............     88

Part IV..........................................................................     89

          Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
                     8-K.........................................................     89

                                     PART I
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed below in "Part II--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

    We are a rapidly growing provider of "ALL DISTANCE," integrated telecommunications services in Europe and North America. We operate one of Europe's largest pan-European networks, with international gateways in New York City and London, direct sales forces in 12 Western European cities and New York City and an indirect sales force in numerous locations in Western Europe and North America. We have full public telecommunications operator licenses in each of Austria, Belgium, Canada, France, Germany, Ireland, Italy, The Netherlands, Spain, Switzerland, the United Kingdom and the continental United States, and interconnection agreements with the incumbent telecommunications provider(s) in each of these countries.

    Our principal asset is our high-capacity fiber optic network. To date, our network consists of 4,700 route kilometers of long-haul fiber linking cities in the United Kingdom, The Netherlands, Belgium, France and Germany. Our network is expected to reach over 10,400 route kilometers in Europe by the end of 2000, and is connected to our trans-Atlantic cable capacity and U.S. fiber assets. Our network has been designed to allow customers to seamlessly exchange voice, data and video content between North America and Europe, and within Europe. Our technologically advanced network employs fully protected, self-healing, ring architecture and synchronous digital hierarchy systems to provide high reliability and redundancy.

    Our network currently connects New York with 40 cities in Europe. In the second half of 2000, it is expected to connect Boston, Chicago, New York, Philadelphia and Washington, DC with 59 cities in Belgium, France, Germany, The Netherlands, Switzerland and the United Kingdom. Our European network operates at a speed of 20 gigabits per second but can be upgraded, without service interruptions, to at least 640 gigabits per second per fiber pair through the further application of dense wave division multiplexing technology, to support Europe's growing demand for bandwidth intensive data services.

    We recently announced our entry into the competitive local exchange carrier, or CLEC, business. Through a combination of self-constructed assets and fiber exchanges, we will be deploying 22,000 fiber kilometers of metropolitan fiber, in London, Amsterdam, Paris, Berlin, Frankfurt and Dusseldorf as well as in the New York metropolitan area. We will soon be able to link our pan-European, North American and trans-Atlantic broadband networks with high-speed local fiber networks to offer customers a wide array of local and long-distance voice and data services over a single seamless, multinational, integrated network.

STRATEGY

    Our goal is to provide integrated end-to-end, "ALL DISTANCE," solutions for our customers' voice and data communications needs over our own network. We plan to deliver these solutions primarily through networks that we have built, are in the process of building or will build or acquire through fiber exchanges. Key components of our strategy to achieve this goal are:

    - CREATE AN INTEGRATED, CONTINUOUSLY UPGRADEABLE PAN-EUROPEAN NETWORK WITH LONG-HAUL AND LOCAL ACCESS CAPABILITY

    We will use our pan-European long-haul network to offer inter-city and cross-border services primarily over our own facilities, rather than lines leased from others. This network will use dense wave division multiplexing technology and asynchronous transfer mode protocol to operate at very high speeds in order to meet our customers' current and future broadband data requirements. We will complement our long-haul network with extensive metropolitan fiber networks in key cities in Europe and North America to provide end-to-end connectivity solutions.

    - INCREASE CUSTOMER "LAST MILE" CONNECTIONS USING MULTIPLE ACCESS
      TECHNOLOGIES

    Since early 1998, we have focused on building our high-capacity, inter-city fiber optic networks, wherever possible building into the central business district to permit future direct connectivity to a high percentage of the area's commercial buildings. Beginning in the second quarter of 2000, we will add broadband "last mile" connections through a combination of direct fiber connectivity and wireless links. In addition to broadband fiber and wireless links, we intend to deploy xDSL technology, beginning in Germany in the second half of 2000, as an additional means of providing "last mile" connectivity to our existing and prospective customers.

    - CONFIGURE OUR NETWORK FOR THE PROVISION OF SERVICES OVER INTERNET PROTOCOL

    We have installed Internet protocol routers and asynchronous transfer mode switches in our network to meet our customers' growing data needs. We believe that over time Internet protocol will replace asynchronous transfer mode as the primary network protocol and emerge as the standard for data, video and voice communications.

    - INTRODUCE ADDITIONAL INTERNET SERVICES

    In addition to expanding Internet access, which we currently offer on a trial basis in three markets, we plan to offer complex Internet hosting, e-commerce and hosted applications solutions ("netsourcing") through a strategic alliance with Intira Corporation beginning in the third quarter of this year. Under this strategic alliance, we will provide data center infrastructure and connectivity for Intira's netsourcing activities, and will resell Intira netsourcing solutions to our small- and medium-sized business customer base.

    - BUILD ON OUR CUSTOMER BASE, EMPLOYEE BASE AND SYSTEMS TO SUCCEED IN THE DATA SERVICES MARKET

    We will apply the strategies and skills we have developed in the long distance market to the growing European data services market. These include special focus on small- and medium-sized business customers, decentralized local management, close attention to customer care and effective, reliable back-office systems. Additionally, we will exploit our market knowledge and sales channels to bring data services to selected existing voice customers and to identify and target new customers for data services.

OUR NETWORK

    Our principal asset is our high-capacity fiber optic network, which will be connected to our own trans-Atlantic cable system and U.S. fiber assets. We began constructing our European fiber network in 1998. To date, we have completed construction of the first two phases of our network build, consisting of over 3,000 route kilometers linking 40 cities in the United Kingdom, The Netherlands, Belgium, France and

Germany. The third phase of our network build, which will add eleven German cities to our network, is nearing completion. We currently anticipate that the fourth and fifth phases of our network build, which will extend into southern and western France and Switzerland, will be completed during the second half of 2000. Due to our recent acquisition of AT&T Communications UK, Ltd.
("AT&T UK"), a provider of voice and data communications solutions primarily to enterprise level corporate customers, we have added 1,700 route kilometers of fiber linking 18 additional cities within England and Scotland to our existing network.

    Our technologically advanced network employs ring configurations and self-healing synchronous digital hierarchy systems to provide high reliability and redundancy. The network is equipped with technologically advanced fiber and optical transmission systems, and consists of a uniform configuration of dense wave division multiplexing optronics and Lucent fiber optic cable. We believe that this uniform configuration allows us to ensure very high levels of service quality while maintaining low operating costs and ease of upgradeability. Our network was designed from the outset to support Internet protocol, asynchronous transfer mode and traditional circuit switched services.

    The long-haul network which we are constructing in Europe has at least
48 fibers installed throughout, with between 72 and 96 fibers in one conduit on most terrestrial segments. In addition, we have laid at least one additional spare conduit on most terrestrial segments. While we are constructing our European long-haul network primarily for our own use, we have sold and expect to continue to sell and exchange dark fibers and wavelengths on segments of our network. Such capacity sales reduce our construction costs and such exchanges help us expand our network footprint. We believe we have sufficient fibers to meet our capacity needs for the foreseeable future and enough existing additional fibers, as well as duct in which to lay additional fibers, to enable us to engage in substantial additional fiber sales and exchanges.

    LOCAL FIBER OPTIC NETWORKS

    Through a combination of self-constructed assets and fiber exchanges, we will be deploying 22,000 fiber kilometers of metropolitan fiber in London, Amsterdam, Paris, Berlin, Frankfurt, Dusseldorf and the New York City metropolitan area. We will soon be able to link customers to our pan-European, North American and trans-Atlantic networks with broadband local fiber connectivity enabling high speed integrated data, video and voice communication with higher quality and lower cost, compared to leasing all of our "last mile" lines from others.

    TRANS-ATLANTIC CAPACITY

    On April 10, 2000, we executed a definitive agreement with Level 3 Communications under the terms of which we acquired a 25% ownership interest in the trans-Atlantic fiber optic cable project being developed by Level 3. This four fiber pair, 1.28 terabit system, is currently under construction and is scheduled to be in service by October 2000. The landing stations for this cable are on Long Island in the United States and on the west coast of the United Kingdom. As part of this acquisition, we also obtained 128 STM-1s of capacity on the Atlantic Crossing 1 cable system operated by Global Crossing.

    In addition to our proposed fiber pair on Level 3's trans-Atlantic fiber optic cable, we also have significant capacity on the Atlantic Crossing 1 cable system and additional capacity on the Gemini cable system, used primarily to provide multi-path redundancy.

    BROADBAND WIRELESS

    We intend to reduce our reliance on "last mile" connections leased from the incumbent carrier or other competitive local exchange carriers by increasing the number of customers connected to our network. In some cases, we will construct a fiber optic extension from the customer's premises to our network. In other cases, we will deploy a high-bandwidth wireless connection between an antenna on the customer's premises and an antenna at a central location that is directly connected to our network. These point-to-point wireless connections offer high quality broadband capacity and frequently cost less to install than direct fiber connections. We expect to deploy wireless last mile extensions in most of our key European markets during 2000.

    A wireless connection typically consists of paired antennas generally placed at a distance of approximately four to six kilometers from one another with a direct, unobstructed line of sight. The antennas are typically installed on rooftops, towers or windows.

    The wireless local loop technologies that we intend to use in our CITYCONNEX SERVICE-TM- uses point-to-point radio transmissions having narrow beam width, reducing the potential for channel interference and allowing dense deployment and channel re-use. In some of our markets, such point-to-point services may be deployed on unrestricted frequency bands requiring only limited permits. The large amount of capacity in each channel permits the simultaneous use of multiple voice and data applications. Properly deployed, wireless local loop technology can substantially reduce the cost of connecting customers to a network.

    DIGITAL SUBSCRIBER LINE

    DSL solutions are an important tool to provide broadband access to customers who are not located near our city fiber rings or in areas not served by our CITYCONNEX SERVICE-TM-. We are currently negotiating arrangements to co-locate our DSL access multiplexers in approximately 600 of Deutsche Telekom's central offices and we expect to initiate commercial DSL service in three German cities by the end of 2000.

    CIRCUIT SWITCHING VS. PACKET SWITCHING

    There are two widely used switching technologies currently deployed in communications networks: circuit-switching systems and packet-switching systems. Circuit switch-based communications systems, which currently dominate the public telephone network, establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call.

    Packet-switch based communications systems, which format the information to be transmitted into a series of shorter digital messages called "packets," are the preferred means of data transmission. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture from the public telephone network is that on the packet-switched network, a single dedicated channel between communication points is not required.

    Packet switch-based systems offer several advantages over circuit switch-based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel.

    Internet protocol technology, an open protocol that allows unrelated computer networks to exchange data, is the technological basis of the Internet. The Internet's explosive growth in recent years has focused intensive efforts worldwide on developing Internet protocol-based networks and applications. In contrast to protocols like asynchronous transfer mode, which was the product of elaborate negotiations between the world's monopoly telephone companies, Internet protocol is an open standard, subject to continuous improvement.

    We believe that a form of Internet protocol-based switching will eventually replace both asynchronous transfer mode and circuit switched technologies, and will be the foundation of integrated networks that treat all transmissions--including voice, fax and video--simply as forms of data transmission. Current implementations of Internet protocol technology over the Internet lack necessary quality of service to support real-time applications like voice and fax at commercially acceptable quality levels. We expect that a combination of increased bandwidth and improved technology will correct these deficiencies in the future.

    We are in the process of configuring our network to add packet switch-based technology to our current circuit switch-based systems. We believe that the Internet protocol deployment currently under way on our network will enable us to implement new services based on current Internet protocol technology, and position us to adopt future Internet protocol technology implementations as they evolve to support fully integrated communications networks. We anticipate remaining flexible in our use of technology, however, so that as underlying communications technology changes, we will have the ability to take advantage of and implement these new technologies.

    NETWORK OPERATIONS CENTERS

    We currently monitor the activity of our network from international network operations centers in Egham, England, Somerset, New Jersey and St. Louis, Missouri (which facility will be closed effective June 30, 2000). These international network operations centers have been fitted with sophisticated surveillance and control capability, fraud detection and real time transmission quality enhancements. Each of the Egham and Somerset network operations centers is capable of acting as a full backup to the other and allow full capability to remotely monitor, test and perform diagnostics on key elements of our network.

    Our international network operations centers use a portfolio of network management operations support systems from Lucent Technologies. The Lucent systems are expected to be functionally integrated into one platform supporting multi-vendor network elements. The Lucent operations support systems provide us with technologically advanced service activation, service assurance and network management capabilities.

PRODUCTS AND SERVICES

    We provide products and services in three categories: basic services, advanced services and capacity sales. Our basic products and services include switched and dedicated long distance, 800 services, prepaid, postpaid and debit calling cards, conference calling, and enhanced fax services. We provide many of our basic services on a wholesale as well as a retail basis. Our advanced services include domestic and international private line services, Internet access, frame relay, asynchronous transfer mode and Internet protocol services and managed bandwidth. These services are provided on a wholesale basis to communication carriers, Internet service providers and other wholesale customers as well as to end-users. Capacity sales include sales of dark fiber and leases of capacity that qualify for sales-type accounting. Our services are discussed below.

    BASIC SERVICES

    INTERNATIONAL AND DOMESTIC LONG DISTANCE SERVICE. International and domestic long distance service is service that is accessed from a customer's billing location, I.E., their home or office, using "1xxx" access in the United Kingdom and Belgium or "1+" access in the United States and Canada. In France and Switzerland, long distance service is accessed by using either "1+" access or by dialing "1xxxx" access. In Germany, long distance service is accessed by using either "1+" access or by dialing "01099" prior to dialing "0+".

    CALLING CARD SERVICES. Our calling card services are sold in all of our principal markets and can be used in over 65 countries. In continental Europe, we believe that a substantial portion of our calling card customers use this service from their home or office as an alternative to the incumbent carrier for international calls. In contrast, in the United Kingdom and the United States, our calling cards are sold to customers primarily for convenience when traveling.

    PREPAID SERVICES. Our prepaid card services provide similar features and manner of use as our calling cards. Our prepaid cards generally can be used from the United Kingdom, the United States, Belgium, Canada, Germany, France, Israel, Greece, The Netherlands and Switzerland. We also sell prepaid cards that can be used only from the country in which they are sold.

    We seek to introduce services that capitalize on the growing popularity of the Internet for everyday commercial transactions. During the fourth quarter of 1998, we introduced Presto! Card-TM- in the United States. During March 1999, we introduced presto phone-TM- in the United Kingdom. Presto! Card-TM- and presto phone allow users to establish a virtual prepaid account that is purchased and recharged exclusively over the Internet at WWW.PRESTOCARD.COM and WWW.PRESTOPHONE.COM, respectively. These services enable users to make international and domestic long distance calls from over 35 countries at competitive rates and to view their call records on a real-time basis. We believe that Presto! Card-TM- and presto phone are the first international prepaid services that can be purchased and recharged instantly over the Internet. We intend to offer these services in our continental European markets and to develop additional Internet enabled services that take advantage of the growing use of the Internet.

    OTHER BASIC SERVICES. We also provide the additional retail services described below.

    - WIRELESS SERVICE. In the United Kingdom, we currently offer wireless services to business customers through Wavetech Limited. In the New York metropolitan area, we offer domestic and international long distance services to cellular telephone users who access this service by dialing a local access number or, in the case of Bell Atlantic Mobile customers in certain area codes, by selecting us as their long distance provider.

    - CONFERENCING SERVICE. We provide an audio conference service which allows automatic, manual or operator assisted establishment of conference calls 24-hours-a-day, seven-days-a-week.

    - TOLL-FREE SERVICE. We provide toll-free service, I.E., "800", "888" or "877" service, to customers in the United States, the United Kingdom, Belgium, Germany, Switzerland and The Netherlands. We also provide international toll-free services for our customers in Europe.

    ADVANCED SERVICES

    We provide the advanced data services described below.

    - SWITCHED DATA SERVICES. We offer frame relay, Internet protocol and asynchronous transfer mode services that allow for the effective transmission of large quantities of data between different sites. These advanced services are used for wide area network connections and in text, image and video communications that require greater transmission speed, capacity and reliability than traditional telephony services. We are able to offer asynchronous transfer mode, Internet protocol and frame relay in the United Kingdom as part of a seamless service.

    - MANAGED BANDWIDTH. Our managed bandwidth service provides capacity of 2 megabits per second, 34 megabits per second, 45 megabits per second and 155 megabits per second. Larger bandwidths up to 2.5 gigabits per second may also be obtained upon request. Our managed bandwidth product is designed for customers that require large transport capacity between cities, including carrier customers who use the bandwidth to service their end-user customers, as well as large corporate customers and Internet-related customers.

    - INTERNET ACCESS SERVICE. We began offering Internet access to retail customers in Switzerland in February 1999 and in Belgium and Berlin, Germany in September 1999. In Switzerland and Berlin, Germany, we introduced a promotional program offering free Internet access and a designated amount of toll-free Internet access each day to customers who purchase our long distance services on a pre-select basis. In Belgium, we offer 100 minutes of free Internet access to all customers who use our "1xxx" service to access the Internet. We believe offering Internet access will increase usage of our services, provide us with additional revenue and further enhance our ability to attract and retain customers. Because retail customers in these countries pay for the local call that originates the Internet connection, we receive compensation on a per minute basis for our Internet access services. We intend to offer Internet access during 2000 in selected additional European countries in which we have interconnection, such as Austria, France and the United Kingdom, as well as additional cities in Germany. The regulatory regime concerning Internet access services in Europe is currently under development.

    - LOCAL ACCESS SERVICE. This year we began offering our CITYCONNEX SERVICE-TM- which enables companies to bypass local loop connections of incumbent operators through technologically advanced highly reliable "last mile" wireless connectivity. This offering is available within and between cities that are currently linked to our European network. Connectivity is provided in a variety of ways: a single E1-voice and data; two E1s-all voice, all data, or a combination of voice and data; and 10 megabits per second local-area-network to local-area-network connectivity.

    - DEDICATED ACCESS SERVICE. Customers using this service lease a transmission line that connects the customer's business directly to one of our switches or points of presence. This service is marketed to high-volume customers in the United States and Europe and can be used for voice, data, video and the Internet.

    CAPACITY SALES

    While we are constructing our network primarily for our own use, we have sold capacity and expect to sell capacity in the future. Such sales include sales of dark fiber, long term leases of capacity which qualify for sales-type accounting treatment, and wavelength services. The dense wave division multiplexing technology used in our network allows us to offer optical wave or "wavelength" services to our customers, which provides 2.5 gigabits per second or 10 gigabits per second of capacity. This service is designed for customers who require large transport capacities between cities, but who do not wish to purchase dark fiber and invest in the optronics required to enable the fiber to carry traffic. We believe that the demand for this service will continue to grow, as optical Internet protocol interfaces proliferate.

    We sell capacity to third parties that offer their own branded products and service. We believe that certain of these customers buy transmission from us not only for our prices, but also for access to our software platform, which, among other things, allows them to utilize our software technology to process calls made with calling cards and prepaid cards and perform specialized billing functions. In addition, we also sell capacity to resellers who in turn sell its long distance services to their customers. For a discussion of the accounting treatment associated with capacity sales see "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Viatel Network."

SALES AND MARKETING; CUSTOMER SERVICE

    We reach a broad range of customer groups through a variety of marketing channels, including a direct sales force, independent sales agents, multilevel marketing, customer incentive programs, advertising, affinity programs and the Internet. As part of our multichannel marketing approach, we tailor our marketing to specific geographic markets and services. We believe this is an especially cost-effective means of marketing to our target customers.

    We market our services at the local level through both independent sales agents and an internal sales force, depending upon the particular geographic market, customer group and service. Currently, we have a direct sales force in 12 Western European cities and New York and have established indirect sales offices, through arrangements with independent sales representatives and telemarketing agents, in more than 180 additional locations throughout Western Europe and North America.

    In both the U.S. and Europe, our sales and marketing staff is currently divided into two categories: direct sales representatives and indirect sales representatives. Direct sales representatives are primarily responsible for face-to-face sales efforts to larger accounts and sales to commercial accounts, wholesale customers and other carriers. Our local internal sales forces also typically advertise locally and provide support for our independent sales representatives. Indirect sales representatives are primarily responsible for telesales to smaller accounts and residential sales.

    Our direct sales personnel are currently compensated on a salary and commission basis, with potential commissions being paid on the basis of revenues generated by new customers solely during their first three months as a customer. After this three month period, the customer is turned over to proactive account managers who manage the account and are compensated based on the monthly growth of such account above certain minimum requirements. We believe that this compensation structure provides maximum incentive to our direct sales force to continue to grow our customer base and revenue.

    Many of our independent sales representatives are retained on a non-exclusive/commission-only basis, with commissions being subject to charge-back for revenues not collectible by us. We believe that our relationship with our independent sales representatives is good.

    CUSTOMER SUPPORT

    We are committed to providing our customers with superior customer service and believe that we have developed the infrastructure necessary to serve both our existing customer base and accommodate substantial growth with minimal additional investment. At each of our customer service facilities, our customer service representatives handle both service and billing inquiries.

    We have also developed our own proprietary software systems to serve better our customers. For example, in each of our network countries, our monthly bills are in the customer's native language and local currency (and we have the ability to bill in Euros). We also provide detailed billing information for commercial customers that includes itemized breakdowns of usage by account code and department. In addition, we have implemented an interactive voice response system that permits customers to obtain up-to-date information concerning their account and their most recent invoice. We believe that our customer-oriented philosophy, backed by the strength of our customer support infrastructure, allows us to differentiate ourself from many of our competitors.

INFORMATION SYSTEMS

    We believe that integrated and reliable billing and information systems are key elements for growth and success in the telecommunications industry. Accordingly, we have made significant investments to acquire and implement sophisticated information systems which are designed to enable us to:

    - monitor and respond to customer needs by developing new and customized services;

    -  manage least cost routing;

    -  provide customized billing information;

    -  provide high quality customer service;

    -  detect and control fraud;

    -  verify payables to suppliers; and

    -  rapidly integrate new customers.

    We believe that our network intelligence, billing and financial reporting systems enhance our ability to meet competitively the increasingly complex and demanding requirements of the international and national long distance markets. While we believe that these systems are currently sufficient for our operations, these systems will require routine upgrades and ongoing investments.

    We currently have a turnaround time of approximately 48 hours for new account entry, subject to credit approval. However, commencement of service can take substantially longer. Our billing system provides multicurrency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. Customers are provided with several payment options, including automated credit card processing and automated direct debiting.

    We have developed software to provide telecommunications services and render customer support. Each switch has a call detail recording function which is designed to enable us to: (1) achieve accelerated collection of call records;
(2) detect fraud and unauthorized usage; and (3) permit rapid call detail record analysis.

    We also use software to assist in analyzing traffic patterns and determining network usage and busy hour percentage, originating traffic by switching center, terminating traffic by supplier and originating traffic by customer. This data is utilized to provide least cost routing, which may result in call traffic being transmitted over our transmission facilities, other carriers' transmission facilities or a combination of such facilities. If traffic cannot be handled over the least cost route due to overflow, the least cost routing system is designed to transmit the traffic over the next least cost route. The least cost routing system chooses among the several variables to minimize the cost of a long distance call over multiple suppliers and multiple choices of terminating carrier per country. The performance of the least cost routing system is verified based on a daily overflow report generated by our network traffic management and a weekly/ monthly average termination cost report generated by our billing system.

    We have developed a proprietary integrated customer service database and billing system, called SERVICE ONE-TM-, which is currently in use for our retail U.S. services. SERVICE ONE-TM- will afford greater flexibility as we increase service offerings and will accommodate greater customer volume. In addition, we have implemented an interactive voice response system that will permit customers to obtain up-to-date information concerning their account and their most recent invoice by telephone.

    Our systems development group has internally developed sophisticated proprietary software and intranet systems to manage better business and appropriately price our services in many of our markets on a real-time basis. For example, we have developed an interface with our network switches that allows us to compile network information on a real-time basis, including the number of minutes being routed through its switch (and corresponding revenue), points of origination and termination, sources of traffic, by area code, city and carrier, and other traffic information. We use this information every day in connection with least cost routing, pricing, cost and margin analysis, identifying market opportunities and developing our sales and marketing and network expansion strategies, among other things. We believe that these analytical tools allow our management team to quickly identify new market growth and cost saving opportunities as well as control the retail business in an environment of rapid growth. We believe that we are one of the few competitive communications companies that have these types of analytical tools and to have integrated them into its daily operations.

COMPETITION

    EUROPE

    The European telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services and transmission methods made possible by technological advances. We believe that as the international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Our success depends on our ability to compete with a variety of communications providers, including those providing competing voice services, competing value-added services and competing networks.

    In voice services, we have three main categories of competitors. The first group consists of the incumbent telecommunications operators in each country in which we operate. This group includes British Telecom, Cable & Wireless, Deutsche Telekom, and France Telecom. The second category of competitors consists of global alliances among some of the world's largest telecommunications carriers. This group includes Concert, a joint venture between British Telecom and AT&T. The third main category of competitors in voice services is comprised of the new entrants, such as Storm Telecommunications, KPN/ Qwest, Versatel, Energis plc, Carrier1, and Interoute Telecommunications.

    With regard to our bandwidth services, we are currently facing competition from KPN/Qwest and GTS, each of which currently has broadband networks in operation. We will also experience significant additional competition over the next ten to twelve months as other broadband networks become operational. These include networks being constructed by Global Crossing, Interoute and Concert. In addition, Colt Telecom Group and Level 3 Communications are sharing the costs of constructing two networks--one to link the German cities of Berlin, Koln, Dusseldorf, Frankfurt, Hamburg, Munich and Stuttgart and the other linking Paris, Frankfurt, Amsterdam, Brussels and London.

    In value-added services, we compete with two main types of competitors--the incumbent telecommunications operators and traditional value-added Internet service providers. Major Internet service providers include EUNET, a subsidiary of MCI WorldCom, Ebone, InfoNet and PSINet.

    Many of our current and potential competitors have substantially greater financial, marketing and other resources than we do and may be able to deploy more extensive networks or may be better able to withstand pricing and other market pressures. In addition, incumbent telecommunications operators generally have additional competitive advantages, such as control access to local networks, significant operational economies and close ties with national regulatory authorties.

    NORTH AMERICA

    UNITED STATES. In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based primarily upon pricing, customer service, network quality, and the ability to provide value-added services. As such, the long distance industry is characterized by a high level of customer attrition or "churn," with customers frequently changing long distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, MCI WorldCom and Sprint, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than our current costs. Many of these competitors have greater financial, technological and marketing resources than we do. If any of our competitors were to devote additional resources to the provision of international or domestic long distance telecommunications services to our target customer base, there could be a material adverse effect on our business. Several companies have recently introduced flat rate long distance calling plans with very low per-minute charges. We cannot predict the effect that these plans will have on the industry generally and on us in particular.

    As a result of the 1996 Telecommunications Act, the regional Bell operating companies can compete with us in the long distance telecommunications industry, both outside of their service territory and, upon satisfaction of certain conditions, within their service territory. The 1996 Telecommunications Act prospectively eliminated the restrictions on incumbent local exchange carriers, such as the regional Bell operating companies, from providing long distance service. These provisions permit a regional Bell operating company to enter an "out-of-region" long distance market immediately upon the receipt of any state and/or federal regulatory approvals otherwise applicable in the provision of long distance service. Regional Bell operating companies must satisfy certain procedural and substantive requirements, including obtaining Federal Communications Commission approval upon a showing that, in certain instances, facilities-based competition is present in its market, that it has entered into interconnection agreements that satisfy a 14-point "checklist" of competitive requirements and that its entry into the "in-region" long distance market is in the public interest before they are authorized to offer long distance service in their regions. On December 22, 1999, Bell Atlantic was granted a license to provide long distance service in New York. Because a substantial portion of our customer base and traffic originates in the New York metropolitan area, Bell Atlantic is a particularly formidable competitor. For long distance calls, Bell Atlantic has a substantial cost advantage, because it does not have to pay access fees to a local carrier to originate the call. Access fees constitute a large portion of a long distance carrier's cost of services, including ours. Moreover, should Bell Atlantic's proposed acquisition of GTE be consummated, Bell Atlantic will have even greater resources to compete in its service markets. In addition, SBC has a pending application at the Federal Communications Commission for the provision of long distance service in Texas.

    The continuing trend toward business combinations and alliances in the telecommunications industry is also creating significant new or more powerful competitors. The proposed acquisition of Teleglobe Inc. by Bell Canada, the proposed acquisition of Sprint Corporation by MCI Worldcom, the proposed acquisition of GTE by Bell Atlantic, the proposed acquisition of US West by Qwest, the acquisition of Ameritech by SBC, the merger of WorldCom and MCI, AT&T's acquisitions of Telecommunications, Inc. and Teleport Communications Group, Global Crossing's acquisition of Frontier Communications, the primary provider of our U.S. transmission capacity, Teleglobe's acquisition of Excel Communications and SBC's acquisition of SNET are examples of some of the business combinations that are being formed. Many of these combined entities have, or will have, resources far greater than ours. These combined entities may, now or in the future, be able to provide bundled packages of telecommunications products, including local and long distance services, data services and prepaid services, in direct competition with the products offered or to be offered by us, and may be capable of offering these products sooner and at more competitive rates than us.

    During 1998, the World Trade Organization concluded an agreement on trade in basic telecommunications services, known as the WTO Agreement, that has resulted in additional competitors entering the U.S. telecommunications markets. Under the WTO Agreement, the U.S. and other members of the World Trade Organization committed themselves to, among other things, opening their telecommunications markets to foreign carriers. The Federal Communications Commission has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S. There can be no assurance that the WTO Agreement will not have a material impact on our business.

    We also expect increasing competition from Internet telephony service providers, including Internet service providers. The use of the Internet to provide telephone service is a recent development. To date, the Federal Communications Commission has determined not to subject such services to Federal Communications Commission regulation as telecommunications services. Accordingly, Internet service providers are, today, not subject to universal service contributions, access charge requirements, or traditional common carrier regulation. On April 5, 1999, US West filed a petition with the Federal Communications Commission asking the Federal Communications Commission to find that Internet telephony services are telecommunications services, not enhanced services or information services, and therefore should be subject to access charge and universal service obligations. On April 7, 1999, US West filed similar petitions with the Colorado and Nebraska Commissions. Viatel cannot predict how the Federal Communications Commission or any state public service commissions will rule on US West's petition. If the Federal Communications Commission or state public service commissions were to determine that certain services are subject to Federal Communications Commission regulations as telecommunications services, the service providers could be required to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. We cannot predict the impact that this continuing lack of regulation will have on our business.

    CANADA. The Canadian telecommunications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. We compete with facilities-based carriers, other resellers and rebillers, primarily on the basis of price. The principal facilities-based competitors include the former Stentor partner companies, in particular, Bell Canada, the dominant supplier of local and long distance services in the provinces of Ontario and Quebec, BC Tel and Telus Communications, the next largest Stentor companies merged their operations earlier this year as well as non-Stentor companies, such as AT&T Canada, Teleglobe Canada, and Sprint Canada. Earlier this year, Bell Canada announced its intent to acquire Teleglobe Inc. We also compete with ACC TelEnterprises which, until its recent merger with AT&T Canada, was one of the largest resellers in Canada. The former Stentor partner companies discontinued their partnership on January 1, 1999 and are now competing against one another.

GOVERNMENT REGULATION

    OVERVIEW

    Regulation of the telecommunications industry is changing rapidly both domestically and globally. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we currently operate and intend to operate. The interpretation and enforcement of these laws and regulations varies and could limit our ability to provide certain telecommunications services in certain markets. We cannot provide any assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable laws and regulations, or that other regulatory activities will not have a material adverse effect on our business, financial condition and results of operations.

    INTERNATIONAL TRAFFIC

    Under the WTO Agreement, 69 countries comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, 59 of these countries have subscribed to specific pro-competitive regulatory principles. The WTO Agreement became effective on February 5, 1998 and has been implemented, to varying degrees, by the signatory countries. We believe that the WTO Agreement will increase opportunities for us and our competitors. However, we cannot provide any assurance that the WTO Agreement will result in beneficial regulatory liberalization in all signatory countries.

    On November 26, 1997, the Federal Communications Commission adopted the Foreign Participation Order to implement the U.S. obligations under the WTO Agreement. In this order, the Federal Communications Commission adopted an open entry standard for carriers from World Trade Organization member countries, generally facilitating market entry for such applicants by eliminating certain existing tests. These tests remain in effect, however, for carriers from non-member countries.

    International carriers serving the United States, including Viatel, are subject to the Federal Communications Commission's international settlements policy which, as discussed below, has been substantially relaxed. The international accounting rate system allows a U.S. facilities-based carrier to negotiate an accounting rate with a foreign carrier for handling each minute of international telephone service. Each carrier's portion of the accounting rate, usually one-half, is referred to as the settlement rate. Historically, international settlement rates have vastly exceeded the cost of terminating telecommunications traffic. The Federal Communications Commission's international settlements policy requires: (1) the equal division of the accounting rate between the U.S. and foreign carrier, (2) nondiscriminatory treatment of U.S. carriers, and (3) proportionate return of inbound traffic. To enforce the international settlements policy, the Federal Communications Commission has required carriers to file publicly available copies of their international settlement arrangements.

    The Federal Communications Commission adopted rules regarding specific rate levels for international settlements rates, which became effective on January 1, 1998 and which were substantially affirmed by the Federal Communications Commission on reconsideration on June 11, 1999. Many parties appealed the International Settlement Rates Order to the U.S. Court of Appeals for the D.C. Circuit. On January 12, 1999, the U.S. Court of Appeals for the D.C. Circuit issued an order resolving this appeal, upholding the International Settlement Rates Order in all respects.

    The International Settlement Rates Order generally requires U.S. facilities-based carriers to negotiate settlement rates with their foreign correspondent at no greater than Federal Communications Commission-established benchmark prices. In addition, the International Settlement Rates Order imposed new conditions upon certain carriers, including us. First, as amended on reconsideration, the Federal Communications Commission conditioned facilities-based authorizations for service on a route on which a carrier has a foreign affiliate with market power upon the foreign affiliate offering all other U.S. carriers a settlement rate at or below the relevant benchmark. None of our foreign affiliates have market power. Second, the Federal Communications Commission conditioned any authorization to provide switched services over either facilities-based or resold international private lines upon the condition that at least half of the facilities-based international message telephone service traffic on the subject route is settled at or below the relevant benchmark rate. This condition applies whether or not the licensee has a foreign affiliate on the route in question.

    In the Foreign Participation Order described above, however, if the subject route does not comply with the benchmark requirement, a carrier can demonstrate that the foreign country provides "equivalent" resale opportunities. Accordingly, since the February 9, 1998 effective date of the Foreign Participation Order, we have been permitted to resell private lines for the provision of switched services, also known as international simple resale, to any country that either has been found by the Federal Communications Commission to comply with the benchmarks or has been determined to be equivalent. We, however, remain subject to prior Federal Communications Commission approval in order to provide resold private lines to any country in which an affiliated carrier that has not been found by the Federal Communications Commission to lack market power.

    In rules released on May 6, 1999, and which became effective on July 29, 1999, the Federal Communications Commission removed the international settlements policy for: (1) all settlement arrangements between U.S. carriers and foreign carriers that lack market power, and (2) all settlement arrangements on routes where U.S. carriers are able to terminate at least 50 percent of their traffic in the foreign market at rates that are at least 25 percent below the applicable benchmark settlement rate. In this international settlement policy order, the Federal Communications Commission also eliminated the requirement that carriers file the settlement arrangements where the international settlements policy has been eliminated. Finally, the international settlement policy order expanded its rules to permit carriers to provide international simple resale on any route where the resale carrier exchanges switched traffic with a foreign carrier that lacks market power. Accordingly, we will have more flexibility in negotiating settlement arrangements with many carriers on many routes, which we expect will lower costs of terminating international traffic, although our competitors will benefit from these new rules in the same way. On routes where we are still subject to the international settlement policy, the Federal Communications Commission could find that, absent a waiver, certain terms of our foreign carrier agreements or our actions do not meet the requirements of the international settlement policy. Although the Federal Communications Commission generally has not issued penalties in this area, it has issued a Notice of Apparent Liability against a U.S. company for violating the international settlement policy, and it could take other action against a carrier violating the international settlement policy, including issuing a cease and desist order or imposing fines. If the Federal Communications Commission were to impose such fines or other penalties on us, we do not believe that it would have a material adverse effect on our business.

    Increasing regulatory liberalization in many countries' telecommunications markets now permits more flexibility in the way we can route calls. Although certain Federal Communications Commission rules limit the way in which some international calls can be routed, we do not believe that our network configuration, specifically the way in which traffic is routed through its facilities in the U.K., is specifically prohibited by, or undermines in any way, the intent of these rules. It is possible, however, that the Federal Communications Commission could find that our network configuration violates these rules. If we were found to be in violation of these routing restrictions, and if the violation were sufficiently severe, it is possible that the Federal Communications Commission could impose sanctions and penalties upon us.

    EUROPEAN UNION

    The European Union consists of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. The European Union was established by the Treaty of Rome and subsequent treaties. European Union member states are required to implement directives issued by the European Commission, the European Council and the European Parliment by passing national legislation. If a European Union member state fails to effect such directives with national (or, as the case may be, regional, community or local) legislation or fails to render the provisions of such directives effective within its territory, the European Commission may take action against the European Union member state to enforce the directive, including proceedings before the European Court of Justice. Private parties may also bring actions against European Union member states for failing to implement such legislation.

    In an effort to promote competition and efficiency in the European Union telecommunications market, the European Commission, European Council and the European Parliment have issued a number of key directives establishing basic principles for the liberalization of the European Union telecommunications market. The general framework for this liberalized environment has been set out in the European Commission's Services Directive and its subsequent amendments, including, in particular, the Full Competition Directive, adopted in March 1996. These directives require European Union member states to permit competition in all telecommunications services and had set January 1, 1998 as the date by which all restrictions on the provision of telecommunications services and telecommunications infrastructure were to be removed, except in member states receiving special derogations. These directives have been supplemented by various harmonizing directives, which include the Open Network Provision Directives, as well as the 1997 Licensing Directive.

    The Licensing Directive established a framework for the granting of national authorizations and licenses related to telecommunications services. It permits European Union member states to establish different categories of licenses for providers of infrastructure and services, but requires the overall scheme to be transparent and non-discriminatory. The Interconnection Directive requires member states to remove restrictions preventing negotiation of interconnection agreements. It imposes certain rights and obligations on all operators deemed by the National Regulatory Authorities to be covered by the directive. It also imposes additional obligations on operators deemed by the National Regulatory Authorities to have significant market power. These include obligations on fixed operators to offer cost oriented interconnection charges on non-discriminatory and transparent terms to other operators granted interconnection rights under the directive. The objective of the directive is to ensure adequate and efficient interconnection for public telecommunications networks and publicly available telecommunications services. The Interconnection Directive was amended to provide for carrier pre-selection and number portability on or before January 1, 2000. Carrier pre-selection would enable a customer to access our network over the fixed public telephone network of operators with significant market power without dialing an access code, by "preselecting" Viatel as its long distance carrier. In December 1999, the European Commission permitted the United Kingdom to postpone until April 1, 2000 the introduction of carrier pre-selection in British Telecommunications' network. Number portability would enable customers to retain their existing telephone numbers when switching to alternative carriers and is already available, although not universally, in the United Kingdom. Some European Union member states have been granted temporary waivers from implementing certain European Union liberalization requirements and have only fully liberalized recently. Greece continues to have a derogation until December 31, 2000.

    In October 1997, the European Commission adopted a recommendation on how the cost-orientation obligation on fixed operators with significant market power should be interpreted. The European Commission recommends that cost oriented interconnection charges should be based on long run incremental costs. The European Commission published benchmark interconnection rates derived from some of the long range incremental cost-based charges being offered at the time, for example, in the United Kingdom. These rates were intended to provide guidance to member states of what should be considered to be an acceptable level of interconnection charging by fixed operators with significant market power. They could be adopted in lieu of true long range incremental cost-based charges until such time as an operator with significant market power, actual long range incremental costs could be established using adequate accounting systems.

    Several European Union member states have chosen to apply the provisions of the Interconnection Directive within their jurisdictions in such ways as to give more favorable treatment to infrastructure providers and network operators than to carriers and resellers that have made no infrastructure investment. Such distinctions must be objectively justified on the grounds of the type of interconnection provided or because of relevant licensing conditions. The Licensing Directive does not provide a clear definition of an infrastructure investment, and many European Union member states have adopted inconsistent approaches with respect to the level and type of infrastructure investment required to justify differences in interconnection charges. The European Commission is actively seeking to minimize these disparities in national interconnection policies. There can be no assurance, however, that these disparities will be eliminated or significantly reduced or that any such differences in regulatory treatment will not have a material adverse effect on us. To the extent incumbent telecommunications operators deny or delay granting us interconnection, even if only for a limited period of time, in any of the countries in which we have or will have points of presence, we will be forced to terminate traffic through refile or resale agreements with other carriers, resulting in higher costs.

    The current European Union rules are likely to remain in force until 2002/2003, at which time a revised European Union framework is likely to be introduced which reflects the growth of competition since 1998. The European Commision is currently considering what the new framework should look like. It is too early to say what the impact might be on our activities. However, the European Commission sees the structure of the new regulatory framework for communications infrastructure and associated services as consisting of three key elements: binding sector-specific legistlation; complementary non-binding sector-specific measures, such as recommendations; and competition law. In parallel, the existing Article 86 (formerly Article 90) Directives will be consolidated and simplified into one Liberalization Directive. In addition, existing harmonization directives will be consolidated into five directives, namely a Framework Directive, a Licensing & Authorization Directive, an Access and Interconnection Directive, a Universal Service Directive and a Telecoms Data Protection Directive.

    Each European Union member state in which we currently conduct our business has a different regulatory regime and such differences are expected to continue. The requirements for us to obtain necessary approvals vary considerably from country to country, although entry barriers continue to fall.

    BELGIUM. In December 1997, the Belgian Federal Parliament provided for full liberalization of the provision of telecommunications services. However, all of the secondary legislation needed to implement the regulatory framework of December 1997 has yet to be adopted.

    Under the existing licensing scheme, public network license applicants must, in principle, commit to invest 400 million Belgian Francs or to deploy 500 kilometers of transmission infrastructure within three years of the date the license is granted. Notwithstanding this, we obtained a license for the provision of voice telephony over the entire country on December 8, 1998, and a license for the establishment and operation of a public telecommunications network, which covers virtually the entire country, on February 1, 1999. One of our operating subsidiaries also has a permanent voice telephony license which expires in 2014, but which is capable of being extended.

    Belgacom (Belgium's incumbent telecommunications operator) is currently offering carrier pre-selection for calls to all geographic numbers belonging to a different zone than the one in which the calling party is located. As from March 1, 2000, Belgacom will offer carrier pre-selection and carrier selection for calls to value-added services numbers and, starting on the last quarter of the year 2000, for calls to mobile numbers. Carrier selection and carrier pre-selection for calls to value-added services numbers will be fully available beginning June 30, 2000 and carrier pre-selection for calls to mobile numbers will be fully available by December 31, 2000.

    We have entered into an interconnection agreement with Belgacom, which currently extends until May 1, 2000, and are able to originate and terminate traffic throughout Belgium.

    The modified Belgian Telecommunications Law also provides for the creation of a Universal Service Fund, to be managed by the Belgian Institute for Postal Services and Telecommunications, to which operators may be required to contribute funds in proportion to their revenues from the Belgian telecommunications market. However, the Universal Service Fund system will only be triggered if: (i) Belgacom claims compensation for being the "universal service provider", (ii) the Belgian Institute for Postal Services and Telecommunications considers that the net cost of universal service provision represents an unfair burden for Belgacom, and (iii) the Belgian Federal Government takes a formal decision to create the Universal Service Fund. Since 1998, the Belgian Institute for Postal Services and Telecommunications has "dry-run" the universal service costing model and kept operators informed of the contributions that they may be required to make if and when the Universal Service Fund is activated. Belgacom has thus far not asserted any claim to compensation because of its status as the universal service provider.

    FRANCE. In July 1996, legislation was enacted providing for the liberalization of all telecommunications activities in France by January 1, 1998.

    The establishment and operation of public telecommunications networks and the provision of voice telephony services to the public are subject to individual licenses granted by the Minister in charge of telecommunications upon recommendation of France's independent regulatory authority, the Autorite de Regulation des T elecommunications ("ART").

    On June 5, 1998, we were granted a regional license to be a public telecommunications network operator (under Article L33.1 of the French Code des Postes et T elecommunications) and a national license to be a provider of voice telephony services to the public (under Article L34.1 of the French Code des Postes et T elecommunications). An extension of the network operator license has been requested by us in order to obtain a nationwide license. The application was sent to ART on June 21, 1999. On October 26, 1999, ART recommended that our nationwide license be granted and on November 22, 1999 the Minister granted Viatel a nationwide license. In September 1998, an interconnection agreement was signed with France Telecom. However, this agreement became operational in the greater Paris region only in March 1999 and in the Strasbourg and Amiens regions only in August 1999. One of our operating subsidiaries also has obtained a voice telephony license.

    We are subject to certain requirements in the operation of our public telecommunications network, most notably in terms of non-discriminatory treatment of customers and an obligation to accept reasonable requests for interconnection from other carriers.

    France is also one of the European Union member states which differentiates between interconnection for public telecommunications network operators, holding a L33.1 license, and voice telephony service providers, holding a L34.1 license. The interconnection tariffs of France Telecom, which have been officially approved by ART, provide substantially more favorable interconnection rates for public telecommunications network operators than for voice telephony service providers. As a result of the construction of our network, we qualify for these more favorable rates.

    Although carrier pre-selection currently has been available in France since mid-February 2000, no carriers have yet offered this as an additional service. Customers can currently access the public switched telephone network using either 4-digit or 1-digit access codes. In addition, six carriers (including France Telecom) that have agreed to geographic coverage conmitments and roll-out schedules have been granted single digit access for their customers. Customers of other carriers, including us, must dial a 4-digit code in order to access the public switched telephone network in France.

    GERMANY. The German Telecommunications Act of July 25, 1996 provided for the liberalization of all telecommunications activities by January 1, 1998. The German Telecommunications Act has been supplemented by several ordinances concerning, among other things, license fees, rate regulation, interconnection, universal service, frequencies and customer protection. The German telecommunications sector is overseen by the Regulatory Authority for Telecommunications and Post ("RegTP") that operates under the supervision of the Ministry of Economics.

    Pursuant to the German Telecommunications Act, licenses are required for the operation of transmission lines going beyond the limits of a property and used to provide telecommunications services for the public as well as for the offering of voice telephony to the public on the basis of self-operated telecommunications networks. For the operation of transmission lines the following types of licenses have been created: mobile radio licenses (class 1 licenses), satellite licenses (class 2 licenses), and licenses for the operation of transmission lines other than mobile radio and satellite (class 3 licenses). For the offering of voice telephony to the public a class 4 license is required. We have been issued a nationwide class 3 infrastructure license and two nationwide class 4 licenses, one in our name and one in the name of our subsidiary, EconoPhone. Through our interconnection arrangement with Deutsche Telekom and on the basis of our carrier identification code, our customers are able to pre-select Viatel as their carrier for certain services.

    On December 22, 1999, we signed a new interconnection agreement with Deutsche Telekom which replaced our prior interconnection agreement. At present, interconnection between our subsidiary, EconoPhone, and Deutsche Telekom is realized based on an order of RegTP issued in May 1999. Although the order is not restricted regarding its duration, RegTP requested that the order be replaced by an interconnection agreement. Therefore, EconoPhone is currently negotiating an interconnection agreement similar to ours. The EconoPhone interconnection agreement is expected to be signed in the near future.

    ITALY. From 1995 to 1997, the Italian authorities enacted a legislative framework for the full liberalization of telecommunications services by January 1, 1998. On February 12, 1999, we received a license to provide voice telephony as well as to own and operate infrastructure.

    On July 24, 1998, Telecom Italia published its Reference Interconnect Offer, which was amended earlier this year due to decisions by the Italian regulator. The offer allows interconnection at one point of interconnect and has brought interconnection rates down to a level much closer to the European Union benchmarks. We initiated interconnection negotiations towards the end of 1998 and obtained an interconnection agreement with Telecom Italia on April 30, 1999. As a result of an expansion of our license, our interconnection agreeement with Telecom Italia was amended on October 13, 1999 and January 28, 2000.

    In Italy, providers of network infrastructure and switched voice services as well as national mobile operators, with a number of specific exceptions, may be required to contribute to a universal service fund. This requirement took effect in 1999. However, no contribution was required for 1999. Whether a contribution will be required in 2000 will depend upon whether Telecom Italia can demonstrate, on the basis of audited reports, that its universal service obligations impose on it net losses. Even in these circumstances, the Italian regulator can exempt new entrants from an obligation to contribute to such a universal service fund.

    Carrier pre-selection was introduced in Italy for calls between different districts, international calls and mobile calls on January 1, 2000 and will be introduced for calls within the same district starting May

2000 for Milan, June 2000 for Rome and July 2000 for the other local areas. On January 12, 2000, we filed an application with Telecom Italia requesting authorization to activate carrier pre-selection.

    Effective January 1, 2000, number portability was introduced in Italy for calls within the same local area. The technical solution envisaged for immediate implementation are those of "Onward Routing" (for geographical numbers) and of "Always Query" (for non-geographical numbers).

    THE NETHERLANDS. In The Netherlands, the incumbent telecommunications operator's monopoly regarding voice telephony was abolished effective July 1, 1997. Other European Union liberalization obligations, which took effect on January 1, 1998, were implemented through the new Netherlands Telecommunications Act as of December 15, 1998. With the exception of the use of radio frequencies (e.g. for mobile telecommunications networks or services), all licensing requirements have been abolished and replaced by mandatory registration requirements with the Independent Post and Telecommunications Authority. In principle, there are no barriers to registration, but there must be a public offer of infrastructure or services which must be shown to the Independent Post and Telecommunications Authority in order to qualify for registration. Furthermore, registered parties must comply with all relevant obligations under the Telecommunications Act. In February 1999, we transferred our existing authorization to a registration to provide a public telecommunications service and to install and provide a public telecommunications network with the Independent Post and Telecommunications Authority. In April 1999, we obtained registration to install and provide leased lines.

    SPAIN. Spain was required, under applicable European Union directives, to implement full liberalization of public switched telephone services by December 1, 1998. In accordance with this requirement, the liberalization process began in April 1998 with the approval of the General Telecommunications Act, and was completed by the December 1, 1998 deadline, with the approval of subsequent regulations. Our subsidiary operating in Spain was granted a nationwide infrastructure and voice telephony license in March 1999. In September 1999, we were granted a type C authorization to be an Internet service provider and we signed an interconnection agreement with Telefonica de Espana. Carrier pre-selection is fully operational in Spain and number portability is expected to be operational in the near future.

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

    On July 13, 1999, OFCOM, the Swiss Office of Telecommunications, awarded us a concession to own and operate our own telecommunications infrastructure in Switzerland. The concession allows us to operate our own telecommunications infrastructure in the country and to provide telecommunications services to third parties.

    Our Swiss subsidiary, Econophone AG, has signed an interconnection agreement with Swisscom, the dominant Swiss carrier, on May 20, 1998, which was recently replaced by a new interconnection agreement dated February 7, 2000. Our interconnection with Swisscom enables its customers to pre-select our Swiss subsidiary as their long distance carrier in Switzerland.

    Switzerland is not a member of the European Union and, accordingly, directives do not apply as such. Switzerland is, however, a party to the WTO Agreement.

    AUSTRIA.  In March, 1999, the Austrian regulator,
Telekom-Control-Kommission, granted one of our subsidiaries the license for fixed network public voice telephony throughout Austria for an unlimited time period. We signed an interconnection agreement with Austria Telekom in June 1999 and expect to implement interconnection in the second quarter of 2000.

    UNITED KINGDOM. The United Kingdom has been progressively liberalizing the United Kingdom communications market since 1984 when British Telecommunications was privatized. There are now more than 400 licensed operators. Competition is effective in some market sectors including many international routes. In other sectors, such as local access, British Telecommunications continues to have market power.

    Our UK subsidiaries hold the following authorizations under Section 7 of the Telecommunications Act 1984, as issued by the Department of Trade and Industry on the advice of the Office of Telecommunications (OFTEL) in accordance with the provisions of the Telecommunications (Licensing) Regulations 1997
(SI 1997/2930), and the Licensing Directive 97/13/EC:

    - Viatel UK Limited has a fixed PTO license with code powers which authorizes the running of a telecommunications system, provision of a broad range of publicly available telecommunications services to customers within the UK and international facilities based services and international conveyance services to and from the UK. Viatel UK Limited also has an International Simple Voice Resale license which authorizes the provision of international simple voice resale services to customers in the UK. Viatel UK Limited has been granted rights to interconnect with British Telecommunications and to negotiate interconnection with other UK operators;

    - Destia Network Services Limited holds a fixed PTO license without code powers and an Internal Simple Voice Resale registration. Destia Network Services Limited has been granted rights to interconnect with British Telecommunications and to negotiate interconnection with other UK operators;

    - Viatel Global Communications Limited (formerly AT&T Communications (UK) Limited) holds a fixed PTO license with code powers. This subsidiary has been granted rights to interconnect with British Telecommunications and to negotiate interconnection with other UK operators.

    In the absence of any determination by the National Regulatory Authority, OFTEL, that the above named licensees have market power, there are few regulatory constraints on our UK commercial activities although we must respect UK and European Commission competition laws.

    Because British Telecommunications, the former United Kingdom monopolist, still controls over 80% of all access lines, we must compete primarily against British Telecommunications' retail prices. There is significant downward pressure on retail prices from other UK operators and service providers. Most of British Telecommunications' retail prices are price controlled by OFTEL, except its prices on multi-line businesses which are lightly regulated and open to competition. The current retail price cap, which covers the lowest 80% of customers by spend, most of whom are residential and small businesses, is due to be reviewed in July 2001. It is not yet clear whether it will be replaced by a further price cap, although it is likely that any future cap would only cover the lower spending residential customers, thus opening up to more competition, the higher spending market. British Telecommunications' prices may go up or down. British Telecommunications' residential line rental is not fully rebalanced, which means that retail call charges above cost subsidize retail line rental charges which are set below cost. British Telecommunications' business line rental is more or less fully rebalanced, i.e., call charges may more closely reflect call costs because line rental is fully paid for in the line rental retail charge.

    We must purchase certain interconnection services from British Telecommunications. Unlike the former incumbent in most other European Union member states, British Telecommunications sets its own interconnection charges according to a formula agreed with OFTEL. It has considerable freedom in the more competitive interconnection markets such as inter-tandem, or long distance, conveyance. Call origination and call termination are regulated more strictly. Both are of particular importance to us, because we currently use indirect access to access customers. OFTEL has announced a review of both in 2001. There are indications that charges for call origination will rise, thus reducing the revenues available to indirect access operators.

    Separately from its price control review, OFTEL is currently conducting a full review of the regulatory framework relating to national leased lines. OFTEL has announced an intention to complete the review and publish a statement by October 2000. OFTEL's proposals for regulation are likely to primarily affect British Telecommunications. However, operators such as us who may compete with British Telecommunications in the provision of leased line services and who use leased lines provided by other licensed operators may be affected if the prices that British Telecommunications charges are reduced by regulation.

    British Telecommunications is in the process of introducing an unmetered tariff for access to the Internet. This may have an impact on the terms on which we are able to provide our own Internet services.

    Provision of wireless local loop services for direct access to customers in the UK will depend, among other things, on the UK Radiocommunications Agency granting to us a license under the Wireless Telegraphy Acts which authorizes use of the radio spectrum. Radio spectrum is treated in the UK as a scarce resource for regulatory purposes. As a result, licensing of use of the radio spectrum is subject to the provisions of the Licensing Directive which require procedures to be proportionate, transparent and non-discriminatory. There is no guarantee that we or our subsidiaries would be granted such a license.

    It is expected that carrier pre-selection will be introduced in the United Kingdom in April 2000. This is expected to expand the market for indirect access operators. It is also anticipated that local loop unbundling will be introduced by British Telecommunications in the United Kingdom in 2001 at a date yet to be determined, access to which must be provided to competitors on a basis which is consistent with British Telecommunications' regulatory obligations. British Telecommunications is currently upgrading much of its network with ADSL technology. British Telecommunications' charges for use of its ADSL network have not yet been determined. Its charges will affect the retail prices which we are able to charge our customers if we use its ADSL network.

    Through one of our UK subsidiaries, we are a fixed link Public Telecom Operator, and we are licensed for the provision of international simple voice resale and international facilities based services. This subsidiary has been granted rights to interconnect with British Telecommunications and other operators.

    OTHER EUROPEAN MARKETS. Our ability to expand into other countries will be affected by the degree to which liberalization has been implemented in those countries. If, for strategic reasons, we decide to build out infrastructure in a particular market prior to full liberalization and liberalization is delayed or not fully implemented, we could sustain a loss on our infrastructure investment.

    UNITED STATES

    In the United States, our services are subject to the provisions of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, the regulations of the Federal Communications Commission thereunder, as well as the applicable laws and regulations of the various states administered by the relevant public service commission. The recent trend in the United States for both federal and state regulation of telecommunications service providers has been in the direction of reduced regulation. Although this trend facilitates market entry and competition by multiple providers, it has also given AT&T, the largest international and domestic long distance carrier in the United States, increased pricing and market entry flexibility that has permitted it to compete more effectively with smaller carriers, such as us. In addition, the 1996 Telecommunications Act has opened the United States market to increased competition from the regional Bell operating companies. We cannot be certain whether future regulatory, judicial and legislative changes in the United States will materially affect our business.

    The Federal Communications Commission currently regulates us as a non-dominant carrier with respect to both our international and domestic interstate long distance services. Although the Federal Communications Commission has generally chosen not to closely regulate the charges, practices or classifications of non-dominant carriers, the Federal Communications Commission has broad authority which includes the power to impose more stringent regulatory requirements on us, to change its regulatory classification, to impose monetary forfeiture, and to revoke our authority. In this increasingly deregulated environment, however, we believe that the Federal Communications Commission is unlikely to do so.

    In May 1994, the Federal Communications Commission authorized us pursuant to
Section 214 of the Communications Act to resell public switched telecommunications services of other United States carriers. This authorization requires that services be provided in a manner that is consistent with the laws of countries in which we operate. Additionally, in September 1996 we received final approval for another Section 214 authorization from the Federal Communications Commission to provide both facilities-based services and resale services (including both the resale of switched services and the resale of private lines for the provision of switched services) to all permissible international points. Through our acquisitions of Flat Rate Communications and Destia Communications, we also have additional Section 214 licenses to provide global facilities-based and global resale services.

    FCC DOMESTIC INTERSTATE. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the Federal Communications Commission. We are not required to obtain Federal Communications Commission authority to provide domestic interstate telecommunications services, but are required to maintain, and do maintain, a domestic interstate tariff on file with the Federal Communications Commission. The Federal Communications Commission presumes the tariffs of non-dominant carriers to be lawful. Therefore, the Federal Communications Commission does not carefully review such tariffs. The Federal Communications Commission could, however, investigate our tariffs upon its own motion or upon complaint by a member of the public. As a result of any such investigation, the Federal Communications Commission could order us to revise our tariffs, or the Federal Communications Commission could prescribe revised tariffs.

    In late 1996, the Federal Communications Commission ruled that interexchange carriers are no longer permitted to file their tariffs for domestic interstate interexchange services. In August 1997, the Federal Communications Commission affirmed its decision to end tariff filing requirements for domestic interstate long distance services provided by non-dominant carriers. The Federal Communications Commission also eliminated the requirement that non-dominant long distance carriers disclose information on rates and terms of their products. These detariffing orders have been stayed by the U.S. Court of Appeals for the District of Columbia. Most recently, on March 18, 1999, the Federal Communications Commission adopted an order that would permit the alternative of posting rates on a carrier's web site. This order will not become effective until the Court affirms the Federal Communications Commission's mandatory detariffing scheme.

    The 1996 Telecommunications Act is intended to increase competition in the U.S. telecommunications markets. Among other things, the legislation contains special provisions that eliminate the restrictions on incumbent local exchange carriers such as the regional Bell operating companies from providing long distance service. These provisions permit a regional Bell operating company to enter an "out-of-region" long distance market immediately upon the receipt of any state or federal regulatory approvals otherwise applicable in the provision of long distance service. The provisions also permit a regional Bell operating company to enter the "in-region" long distance market if it satisfies procedural and substantive requirements, including showing that facilities-based competition is present in its market, that it has entered into interconnection agreements which satisfy a 14-point "checklist" of competitive requirements and that its entry into the "in-region" long distance market is in the public interest. On December 22, 1999, Bell Atlantic was granted a license to provide long distance service in New York. Bell Atlantic competitors have appealed this decision to the Court of Appeals for the D.C. Circuit. In addition, SBC has a pending application at the FCC for the provision of long distance service in Texas. A decision on this application is expected sometime during the second half of 2000.

    The 1996 Telecommunications Act also addresses a wide range of other telecommunications issues that may potentially impact our operations. On
August 1, 1996, the Federal Communications Commission adopted an Interconnection Order implementing the requirements that incumbent local exchange carriers make available to new entrants interconnection and unbundled network elements, and offer retail local services for resale at wholesale rates. However, on January 25, 1999, the U.S. Supreme Court upheld most of the challenged rules, finding that the Federal Communications Commission has significant jurisdiction to establish rules to promote competition for competitive local exchange services but required the Federal Communications Commission to re-evaluate the standard it uses to determine which network elements the incumbent local exchange carriers must unbundle. On September 15, 1999, the Federal Communications Commission adopted an order setting forth a revised standard and reaffirming that incumbent local exchange carriers must provide access to six of the original seven network elements.

    The Federal Communications Commission has also significantly revised the universal service subsidy regime. Beginning January 1, 1998, interstate carriers, such as us, as well as certain other entities, became obligated pursuant to the 1996 Telecommunications Act to contribute to universal service funds based upon interstate and international revenues. These funds subsidize the provision of telecommunications services in high cost areas and to low-income customers, as well as the provision of telecommunications and certain other services to eligible schools, libraries and rural health care providers. Contribution factors vary quarterly and we and other carriers are billed monthly. Because the contribution factors do vary quarterly, the annual impact cannot be estimated at this time, although we do not expect it to be material. There can be no assurance as to how the orders will be ultimately implemented or enforced or what effect the orders will have on competition within the telecommunications industry or specifically on our competitive position. On
July 30, 1999, the United States Court of Appeals for the Fifth Circuit released its decision reviewing the Federal Communications Commission's UNIVERSAL SERVICE ORDER. Although the Fifth Circuit upheld the basic tenets of the Federal Communications Commission's universal service program, its decision to reverse or remand certain aspects of the program could have a significant impact on carriers' universal service obligations. In particular, the Fifth Circuit found that the Federal Communications Commission does not have the authority to include intrastate revenues in the calculation of universal service contributions and reversed and remanded the Federal Communications Commission's decision to include the international revenues of interstate carriers in the universal service contribution base. On October 8, 1999, the Federal Communications Commission issued an order implementing the Fifth Circuit's decision. The contribution factor for the first quarter of 2000 was 5.877% and the contribution factor for the second quarter of 2000 is 5.71%.

    Our costs of providing long distance services will also be affected by changes in the access charge rates imposed by local exchange carriers for origination and termination of calls over local facilities. The Federal Communications Commission has significantly revised its access charge rules in recent years to permit incumbent local exchange carriers greater pricing flexibility and relaxed regulation of new switched and special access services in those markets where there are other providers of access services. The most recent pricing flexibility rules, which were adopted August 5, 1999, would, among other things, grant certain local exchange carriers the ability to file access tariffs on a streamlined basis. The Federal Communications Commission has also restructured the charges certain local exchange carriers assess for switched access, moving from usage-sensitive to non-usage sensitive charges to recover certain costs. For example, the Federal Communications Commission created a new presubscribed interexchange carrier charge rate element. The presubscribed interexchange carrier charge is a flat-rate, per line charge that is recovered by certain local exchange carriers from interexchange providers. Effective July 1, 1999, the initial maximum permitted interstate presubscribed interexchange carrier charge increased to $1.04 per month for primary residential lines and single-line business lines and $2.53 per month for second and additional residential lines. The initial maximum interstate presubscribed interexchange carrier charge for multi-line businesses is $4.36 per month, per line. The ceilings will continue to increase yearly. The Federal Communications Commission continues to adjust its access charge rules and has indicated that it will consider proposals to reform the access charge regime this year.

    While we currently intend to pass through the costs of both the presubscribed interexchange carrier charge and our universal service fund contributions to our customers, there can be no assurance that we will be able to do so or that doing so will not result in a loss of customers. Additionally, we currently have agreements to terminate, originate or exchange traffic with a variety of carriers who, in turn, may be subject to similar agreements with other carriers or local exchange carriers. Any change in any of these agreements, whether by operation of law or otherwise, may affect our costs or could disrupt our ability to terminate, originate or exchange traffic and, therefore, have a material adverse effect on us.

    The 1996 Telecommunications Act also requires interexchange carriers to compensate payphone owners when a payphone is used to originate a telephone call using a calling card. In orders issued in September and October of 1996, the Federal Communications Commission established a compensation scheme that required all carriers to begin compensating payphone owners on a per-call basis beginning October 7, 1997 at a rate of $.35 per call. This rate has been appealed to the D.C. Circuit and reversed and remanded to the Federal Communications Commission twice for a revised rate calculation. In its most recent remand decision, on February 4, 1999 the Federal Communications Commission released an order which lowered the payphone compensation rate to $.240, effective April 21, 1999. For amounts already due, the Federal Communications Commission determined that the payphone owners should be compensated at a rate of $.238. MCI WorldCom, Sprint, the regional Bell operating companies and the American Public Communications Council have filed Petitions for Review of this latest order with the United States Court of Appeals for the District of Columbia Circuit. The court recently heard oral agrument on this appeal. Additionally, a coalition comprised of the regional Bell operating companies, SNET and GTE have filed a Petition for Clarification with the Federal Communications Commission, seeking clarification as to which long distance carriers are responsible for payment of per-call compensation and urging that the obligation be placed on the entity identified by the Carrier Identification Code used to route the call from the local exchange network. As a result of many factors, including a complex and shifting regulatory scheme, many long distance carriers have been the subject of compensation claims by payphone service providers. In August 1999, Destia settled a lawsuit filed by payphone service providers alleging that Destia Communications owed such payphone service providers compensation for completed access code and toll free calls that have been made since October 9, 1997 using the plaintiffs' payphones and carried over Destia's network.

    The Federal Communications Commission also imposes requirements for the marketing of telephone services and for obtaining customer authorization for changes in a customer's primary long distance carriers. The Federal Communications Commission has recently imposed severe penalties on a number of carriers for "slamming." Under an order recently issued by the Federal Communications Commission, carriers such as us are required to take certain additional steps to prevent slamming. The Federal Communications Commission is continuing to reexamine its slamming rules.

    STATES. Many states also impose various reporting and other requirements. A number of state public service commissions have adopted rules governing the marketing of telephone services and obtaining customer authorizations for changes of a customers' primary long distance carrier. State public service commissions also regulate access charges and other pricing for telecommunications services within each state. We may also be required to contribute to universal service funds in some states. State public service commissions generally retain the right to sanction a carrier or to condition, modify, cancel, terminate or revoke authorization to provide telecommunications services within the state for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities.

    REGULATION OF THE INTERNET. The use of the Internet to provide telephone service is a recent development. Currently, the Federal Communications Commission is considering whether or not to impose surcharges or additional regulations upon certain providers of Internet telephony. In an April 1998 report to Congress, the Federal Communications Commission indicated that it would examine the question of whether certain forms of "phone-to-phone" Internet protocol telephony are information services or telecommunications services. It noted that certain forms of phone-to-phone Internet telephony appeared to have the same functionality as non-Internet protocol telecommunications services and lacked the characteristics that would render them information services. On
April 5, 1999, US West filed a petition
with the Federal Communications Commission asking the Federal Communications Commission to find that Internet telephony services are telecommunications services, not enhanced services or information services, and therefore should be subject to access charge and universal service obligations. On April 7, 1999, US West filed similar petitions with the Colorado and Nebraska Commissions. No significant action has been taken on these petitions, although it should be noted that the Federal Communications Commission has recently initiated a public inquiry on the separate subject of access to Internet telephony by the disabled. We cannot predict how the Federal Communications Commission or state public service commissions will rule on US West's petition. If the Federal Communications Commission or state public service commissions were to determine that certain services are subject to Federal Communications Commission regulations as telecommunications services, these service providers could be required to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. State public service commissions may also retain jurisdiction to regulate the provision of intrastate Internet telephony services and could initiate proceedings to do so.

    PATENT RIGHTS RELATING TO PREPAID SERVICES. Various parties have claimed that certain prepaid card providers are infringing upon patent rights held by these parties relating to the provision of prepaid card services. We do not expect that our prepaid card services will be found to infringe upon any third-party patent rights, although there can be no assurance that we would prevail if a claim were asserted by a third party. If we were unable to provide our prepaid card services in the manner in which they currently are provided, it could have a material adverse effect on our business and the price of our common stock.

EMPLOYEES

    As of December 31, 1999, we had 1,760 full-time employees, approximately 780 of whom were engaged in sales, marketing and customer service. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good.

ITEM 2. PROPERTIES

    Our tangible assets include a substantial investment in telecommunications equipment. Our network and its component assets are the principal properties we own. We own a significant portion of the telecommunications equipment required for our business. Our network includes installed fiber optic cable consisting of lighted (used) and dark (not used) fibers, which is either owned or leased and is laid pursuant to various rights-of-way. Other fixed assets are located at various locations in our service areas.

    We currently occupy five sites in New York City, one of which serves as our principal executive office, and one of which serves as one of our international gateway switching centers. We also lease space in Somerset, New Jersey, which serves as our U.S. Network Operations Center; Egham, England, which serves as our European Network Operations Center; Brooklyn, New York, which serves as a research center; Omaha, Nebraska, where our billing and operations center is currently located; and St. Louis, Missouri, the former network operations center for Destia. Our facilities in Omaha and St. Louis are being consolidated into a new facility being constructed in College Station, Texas. In addition, we also lease space at two locations in London, England, which serve as our European headquarters. We lease locations pursuant to the terms of the respective leases which expire at different times beginning in May 2004.

    We have leased sales offices in several U.S. cities and leased European sales offices in the following locations: London, England; Paris, Lyon, Marseilles, Nantes, Nice and Toulouse, France; Brussels and Antwerp, Belgium; Amsterdam, The Netherlands; Frankfurt, Berlin, Munich, Hamburg and Dusseldorf, Germany; Milan and Rome, Italy; Athens, Greece; Vienna, Austria; Zurich, Switzerland; and Barcelona and Madrid, Spain; all of which are leased.

    We also maintain switching and transmission sites in several U.S. cities and numerous countries throughout Europe. In general, these locations are leased for a minimum term of 20 years, including renewal options. We attempt to structure our leases of space for our network switching centers and rights-of-way for our fiber optic networks with initial terms and renewal options so that the risk of relocation is minimized. We anticipate that prior to termination of any of the leases, we will be able to renew such leases or make other suitable arrangements.

ITEM 3. LEGAL PROCEEDINGS

    We are involved from time to time in litigation that arises in the ordinary course of our business. We believe that any potential adverse determination in any pending action will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 19, 1999, we held a special meeting of our stockholders at which our stockholders were requested to approve the terms of the Agreement and Plan of Merger, dated as of August 27, 1999, pursuant to which we agreed to acquire Destia Communications, Inc. At the special meeting, a total of 22,453,191 shares of our common stock, or 68.75% of the 32,656,644 shares outstanding and eligible to vote at the meeting, were present, either in person or by proxy. The Agreement and Plan of Merger was approved by the following vote:

   VOTES CAST FOR       VOTES CAST AGAINST   ABSTENTIONS
---------------------   ------------------   -----------
  22,294,695               133,591            24,905

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the Nasdaq National Market under the ticker symbol "VYTL". As of April 10, 2000, there were 50,034,866 shares of our common stock outstanding. We believe we have in excess of 500 beneficial owners of our common stock. The following table shows, for the calendar quarters indicated, based on published sources, the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                   VIATEL COMMON
                                                                       STOCK
                                                              ------------------------
                                                                 HIGH          LOW
                                                              ----------   -----------
1997
  Second Quarter............................................  $        7   $         6
  Third Quarter.............................................           6 5/8           4 1/4
  Fourth Quarter............................................           7             5

1998
  First Quarter.............................................      13 3/4             5
  Second Quarter............................................          17             7
  Third Quarter.............................................          20 3/4           8 1/8
  Fourth Quarter............................................          23 1/2           7 1/4

1999
  First Quarter.............................................          28 5/8          17
  Second Quarter............................................          52 7/8          28 1/8
  Third Quarter.............................................          57 1/2          23 5/16
  Fourth Quarter............................................          54 5/8          27 1/16

2000
  First Quarter.............................................          75 3/8          33 3/8

    On April 10, 2000, the reported last sale price of our common stock on the Nasdaq National Market was $40.375 per share.

    We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of our board and will depend on our earnings, capital requirements and financial condition. It is our present intention to retain future earnings, if any, to finance growth of our business. Our ability to pay cash dividends is currently restricted under the terms of the various indentures relating to our existing indebtedness.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the notes thereto, and the other consolidated financial data included elsewhere in this report. The consolidated statement of operations data, other consolidated financial data and consolidated balance sheet data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from our consolidated financial statements and the notes related thereto, which were audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 and the report of KPMG LLP thereon, are included elsewhere in this report. We capitalize interest costs that relate to debt to finance the network, until the related portion of the network is placed into service. In 1995, 1996, 1997, 1998 and 1999, we capitalized $.5 million, $.1 million, $.2 million, $3.3 million and $10.1 million, respectively, of interest costs. EBITDA consists of earnings before interest, income taxes, restructuring and impairment charges, extraordinary loss, dividends on preferred stock and depreciation and amortization. Capital additions for each period consist of capital expenditures, the net change in payables for property and equipment purchases, assets acquired under capital lease obligations and capitalized interest during the period.

                                                              YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                               1995        1996        1997        1998        1999
                                             --------    --------    --------   ----------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Communication services revenue...........  $ 32,313    $ 50,419    $ 73,018   $  131,938   $ 248,600
  Capacity sales...........................     --          --          --           3,250      84,501
                                             --------    --------    --------   ----------   ---------
    Total revenue..........................    32,313      50,419      73,018      135,188     333,101
Operating expenses:
  Cost of services and sales...............    27,648      42,130      63,504      122,109     250,574
  Selling, general and administrative......    24,370      32,866      36,077       44,893     100,559
  Depreciation and amortization............     2,637       4,802       7,717       16,268      75,911
  Restructuring and impairment.............       560       --          --          --          13,206
                                             --------    --------    --------   ----------   ---------
    Total operating expenses...............    55,215      79,798     107,298      183,270     440,250
                                             --------    --------    --------   ----------   ---------
Operating loss.............................   (22,902)    (29,379)    (34,280)     (48,082)   (107,149)
Interest income............................     3,282       1,852       3,686       28,259      26,722
Interest expense...........................    (8,856)    (10,848)    (12,450)     (79,177)   (137,409)
                                             --------    --------    --------   ----------   ---------
Loss before extraordinary loss.............   (28,476)    (38,375)    (43,044)     (99,000)   (217,836)
Extraordinary loss on debt prepayment......     --          --          --         (28,304)         --
                                             --------    --------    --------   ----------   ---------
Net loss...................................   (28,476)    (38,375)    (43,044)    (127,304)   (217,836)
Dividends on redeemable convertible
  preferred stock..........................     --          --          --          (3,301)     (1,341)
                                             --------    --------    --------   ----------   ---------
Net loss attributable to common
  stockholders.............................  $(28,476)   $(38,375)   $(43,044)  $ (130,605)  $(219,177)
                                             ========    ========    ========   ==========   =========
Net loss per common share attributable to
  common stockholders......................  $  (2.09)   $  (2.47)   $  (1.90)  $    (5.67)  $   (7.43)
                                             ========    ========    ========   ==========   =========
Weighted average common shares outstanding,
  basic and diluted........................    13,641      15,514      22,620       23,054      29,518
                                             ========    ========    ========   ==========   =========

                                                                AS OF DECEMBER 31,
                                             ---------------------------------------------------------
                                               1995        1996        1997        1998        1999
                                             --------    --------    --------   ----------   ---------
                                                              (DOLLARS IN THOUSANDS)

OTHER CONSOLIDATED FINANCIAL DATA:
EBITDA.....................................  $(19,705)   $(24,577)   $(26,563)  $  (31,814)  $ (18,032)
Net cash used in operating activities......   (18,489)    (26,331)    (22,525)     (60,318)   (134,825)
Net cash used in investing activities......   (37,057)     (1,592)    (43,164)    (349,992)   (405,971)
Net cash (used in) provided by financing
  activities...............................    (2,306)     94,772      11,286      729,035     589,391
Capital additions..........................    11,887       9,800      40,214      220,903     546,259

OTHER OPERATING DATA:
Billable minutes (000s)....................    25,932      62,249     140,918      383,875   1,595,658
Switches...................................        10          13          14           15          50

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..................   $35,066    $ 92,982    $ 47,143   $  329,511   $ 373,044
Restricted cash equivalents and restricted
  marketable securities, current and
  non-current..............................     --          --          --         144,523     197,760
Cash securing letters of credit for network
  construction.............................     --          --          --          --          50,165
Working capital............................    26,214      79,434       7,667      428,657     278,858
Property and equipment, net................    16,218      21,886      54,918      267,316     884,328
Intangible assets, net.....................     4,999       4,210       3,515       45,908   1,011,659
Total assets...............................    65,613     134,664     126,809    1,009,111   2,704,097
Total long-term liabilities................    67,283      77,904      99,610      921,139   1,767,548
Series A redeemable convertible preferred
  stock....................................     --          --          --          47,121      --
Stockholders' equity (deficiency)..........   (17,618)     38,483      (8,564)    (137,292)    537,391

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS, INCLUDING, BUT NOT LIMITED TO, OUR SUBSTANTIAL LEVERAGE, THE CONTINUED DEVELOPMENT OF OUR BUSINESS, ACTIONS OF REGULATORY AUTHORITIES AND COMPETITORS, PRICE DECLINES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS, SEE "--RISK FACTORS."

OVERVIEW

    We are a rapidly growing provider of "ALL DISTANCE," integrated telecommunications services to individuals, corporations, internet service providers, applications service providers and other communications carriers in Europe and North America. We operate one of Europe's largest pan-European networks, with international gateways in New York City and London, direct sales forces in 12 Western European cities and New York City, and an indirect sales force in numerous locations in Western Europe and North America. We have full public telecommunications operator licenses in ten Western European countries, Canada and the United States and interconnection agreements with the incumbent telecommunications provider in each of these countries.

    Since our inception in 1991, we have invested heavily in developing our ability to provide international communications services within and between Western Europe and North America and to expand our market presence. During the past eight years, we have systematically expanded mainly through internal growth by creating both direct and indirect sales organizations. Furthermore, we have created an extensive commercial telecommunications network in Western Europe which we believe is necessary to render economically the data and voice services that we offer and intend to offer.

    In 1999, we also continued to expand our network capabilities and services and our ability to generate revenues through our strategic acquisition of Destia Communications, a facilities-based provider of domestic and international long distance telecommunications services in Europe and North America. On
February 29, 2000, we acquired all of the outstanding share capital of AT&T UK, a provider of voice and data communications services to enterprise level corporate customers. This acquisition should help accelerate our entry into the provision of data services, such as frame relay, asynchronous transfer mode and Internet protocol services.

    REVENUE

    Historically, our revenues have been derived primarily from the provision of long distance telecommunications services in Europe and more recently in North America. Increasingly, our revenue mix includes advanced services such as data and Internet services.

    Currently, our revenues also include revenues from capacity sales. Each revenue source has a different impact on our results of operations. Revenue from capacity sales will continue to vary substantially from period-to-period and will result in fluctuations in our operating results. For a discussion of the effects of our network on communications services revenue and capacity sales revenue, as well as other line items, see "--The Viatel Network."

    During 1999, our communications services revenue was based primarily on billed minutes of use and, to a lesser extent, on the additional services and products provided through our network. We derived our communications services revenue principally from long distance telecommunications services.

    The table set forth below presents our communications services revenue, as a percentage of total revenue, from different regions, based on where calls originated on our network:

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1997           1998           1999
                                                              --------       --------       --------
Western Europe..............................................    44.7%          46.6%          66.8%
North America...............................................    21.8%          41.6%          30.3%
Latin America...............................................    22.2%          10.8%           2.8%
Asia/Pacific Rim and Other..................................    11.3%           1.0%           0.1%

    We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets, in part as a result of increasing worldwide competition within the telecommunications industry. We believe, however, that the impact on our results of operations from price decreases will be at least partially offset by (1) continuing decreases in our cost of providing telecommunications services, particularly those decreases resulting from our continued efforts to convert from leased to owned infrastructure and reduced interconnection costs through the use of our network as it is expanded, (2) the introduction of new products and services and (3) our ability to provide "last mile" connections over our own facilities or through entering into additional interconnection agreements to obtain more cost-effective access and termination from incumbent telecommunications operators. We cannot assure you, however, that the results referred to in the foregoing forward-looking statements, including a decline in our cost of communications services, can be achieved.

    In December 1999, we completed our acquisition of Destia. As a result, our 1999 consolidated financial statements include the results of operations of Destia solely for the month of December 1999.

    COST OF SERVICES AND SALES

    Our cost of services and sales can be classified into four general categories: access costs, network costs, termination costs and cost of capacity sales. Access costs generally represent the costs associated with transporting the traffic from a customer's premises to the closest access point on our network. Access costs vary depending upon the distance from our network to the customer's premises and from country-to-country. We currently expect that our effective per minute access costs will be reduced as deregulation continues and competition accelerates, as certain European Union directives requiring cost-oriented pricing (i.e., costs that an effectively competitive market would yield) by incumbent telecommunications operators are enforced and as we are able to obtain cost-effective interconnection agreements. However, we can provide no assurance regarding the extent or timing of such cost decreases or whether they will occur. If such access costs do not fall as fast as we expect, or at all, our gross margins could be adversely affected.

    Network costs represent the costs of transporting calls over our network from its point of entry to its point of exit. Network costs generally consist of leased line rental costs and facility/network management costs. These costs are expected to decrease substantially as each additional portion of our constructed network is placed into service and we secure infrastructure ownership on other routes, which will enhance gross margins. However, there will be an associated increase in depreciation and amortization expense (which is not included in network costs). See "--Depreciation and Amortization." In order to succeed, we will need our per minute network costs to decline substantially compared to our per minute revenue.

    We use least cost routing designed to terminate traffic in the most cost-effective manner. We believe that local termination costs should decrease as we (1) add additional switches and points of presence, (2) interconnect with additional incumbent telecommunications operators and other infrastructure providers, (3) construct or purchase additional transmission facilities and
(4) provide "last mile" connections over our own facilities. Local termination costs should also decrease as new telecommunications service providers emerge and, in Western Europe, as European Union member states implement and enforce regulations requiring incumbent telecommunications operators to establish rates which are set at the forward-looking, long run economic costs that would be incurred by an efficient provider using state-of-the-art technology. We cannot provide any assurance regarding the results referred to in the foregoing forward-looking statements, including the extent or timing of cost decreases. See "--Risk Factors" and "Item 1. Business--Competition" and "Item 1. Business--Government Regulation."

    Termination costs currently represent the costs which we are required to pay to other carriers from the point of exit from our network to the point of destination. Termination costs are generally variable with traffic volume and traffic mix. If a call is terminated in a city in which we have a switch or point of presence, the call is usually transferred to the public switched telephone network for local termination. If the call is to a location in which we do not have a switch or point of presence, then the call must be transferred to another carrier with which we are interconnected.

    For a description of cost of capacity sales, see "--The Viatel Network."

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Our selling, general and administrative expenses include advertising and promotional costs, commissions paid to sales representatives and overhead costs associated with our headquarters, back-office and network operations centers and sales offices. Our selling, general and administrative expenses have continued to increase since our inception as we have developed and expanded our business, although these expenses have fallen as a percentage of revenue. We anticipate that these expenses will continue to increase as our business is expanded in the future. We anticipate that these expenses will continue to be incurred in advance of anticipated related communications services revenue.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of telecommunications-related equipment such as switches and points of presence, indefeasible rights-of-use and minimum investment units, furniture and equipment, leasehold improvements, and amortization of intangible assets, including goodwill and costs associated with acquired customer bases, employee bases and sales forces. We depreciate our network over periods ranging from five to 20 years and amortize our goodwill and acquired customer base and employee base over periods ranging from three to seven years. We expect depreciation and amortization expense to increase as we further expand our network, particularly as each portion of our constructed network is placed into service, at least until significant portions of the network are sold.

    As a result of our acquisition of Destia, amortization expense will increase significantly in 2000. The purchase price for Destia was $901.9 million and was allocated based on estimated fair values at the date of acquisition, pending final determination. This preliminary allocation has resulted in intangible assets and goodwill of approximately $131.0 million and $822.3 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives which are four to seven years and seven years, respectively.

    RESTRUCTURING AND ASSET IMPAIRMENTS

    As a direct result of our acquisition of Destia Communications and the overlap of some of our business activities, we decided during 1999 to streamline our organizational structure and strategically reposition certain operations in both North America and Western Europe. As a result of these actions, we recognized, during the fourth quarter of 1999, certain restructuring and asset impairment charges. We also decided to accelerate depreciation of certain assets which are currently in use but will be taken out of service in 2000.

    Restructuring charges were composed primarily of anticipated costs to terminate leases and other contract cancellation costs, as well as severance costs associated with workforce reductions. Asset impairments consisted of non-cash charges for asset write-offs related to assets no longer in service at December 31, 1999. In total, we estimate that the restructuring, impairment and accelerated depreciation charges will be approximately $21.3 million. We recognized approximately $4.1 million in restructuring charges and approximately $9.1 million in asset impairments during 1999, and expect to recognize the balance of these charges during the first half of 2000. We may also incur restructuring charges related to the acquisition of AT&T UK. The magnitude of these charges cannot be currently estimated.

THE VIATEL NETWORK

    During the first quarter of 1999, we began selling capacity on our network. Our network is expected to have significant effects on our results of operations. Capacity sales will vary substantially from period-to-period and, as a result, may result in fluctuations in our operating results. These sales substantially increase our gross profit (I.E., total revenue less cost of services and sales) because our cost of communication services as a percentage of communications service revenue is currently higher than the cost of capacity sales as a percentage of capacity sales. Due to the timing of capacity sales and the higher margin associated with such sales, our gross profits and gross margin may also fluctuate substantially in the future, in ways that will not necessarily reflect the trends in our communication services business. We capitalize all of the costs associated with designing, building, funding and placing each portion of our constructed network into service.

    Revenue from capacity sales consists mainly of revenues recognized when we deliver indefeasible rights-of-use that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease and is included in communication services revenue.

    Cost of capacity sales represents non-cash charges of the PRO RATA cost of the network asset and is determined based upon the ratio of total network capacity sold to total estimated network capacity, multiplied by the total capitalized costs of the related network. The portion of the total capitalized cost of the network used to provide communication services is included in property and equipment and is being charged to depreciation and amortization over its useful life.

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of
FASB Statement No. 66" ("FIN 43") which is applicable to all contracts entered into after June 30, 1999. FIN 43 requires that a lease of property improvements or integral equipment include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease.

    We recognize revenue in accordance with FIN 43 and the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". However, accounting practices and guidance for sales of indefeasible rights-of-use are evolving. Standard setting bodies are currently reviewing a number of issues related to FIN 43 and other related issues will probably be referred to these bodies. Changes in the accounting treatment as a result of the foregoing could affect the way that we recognize revenues and costs associated with capacity sales in the future.

    We exchange capacity on our network for capacity on other cable systems. Depending on the structure of these transactions, we generally do not recognize any revenue or expense, so there is no effect on our statement of operations. We will continue to incur sales and marketing and related expenses that will not be capitalized and will affect our results of operations, particularly while portions of our network are being designed, built and placed into service. In addition, we will continue to incur additional operating and maintenance expenses as additional portions of our network become operational. As a result of financing our network with debt, we are capitalizing a portion of the interest incurred that relates to the construction of our network until it is placed in service and will incur increases in interest expense thereafter.

    Our network will continue to have a beneficial effect on our costs of services and sales as well as net income (loss). This will occur as we continue to bring traffic "on-net," to facilities we own, as opposed to facilities that we lease from other carriers. A large portion of the expenses associated with facilities we own is accounted for as depreciation and amortization, while leased capacity is accounted for as a cost of services and sales. As a result, we expect that our gross margins and profit will be improved as we continue to bring traffic "on-net." However, net income (loss) will not improve to the same extent. The effect of bringing traffic "on-net" will be somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

RESULTS OF OPERATIONS

    The following table summarizes the breakdown of our results of operations as a percentage of revenue. Our revenue, and therefore these percentages, could fluctuate substantially from period to period due to revenues from capacity sales, which have a substantially different impact on margins than revenues from communications services.

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1997          1998          1999
                                                                  --------      --------      --------
Cost of services and sales..................................         87.0%         90.3%         75.2%
Selling, general and administrative expenses................         49.4%         33.2%         30.2%
Depreciation and amortization...............................         10.6%         12.0%         22.8%
Restructuring and impairment................................           --            --           4.0%
EBITDA loss (1).............................................        (36.4%)       (23.5%)        (5.4%)

------------------------

(1) As used herein "EBITDA" consists of earnings before interest, income taxes, restructuring and impairment charges, extraordinary loss, dividends on convertible preferred stock and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

    1999 COMPARED TO 1998

    TOTAL REVENUE. Total revenue increased by 146.4% from $135.2 million for 1998 to $333.1 million for 1999. This growth was attributable to an 88.4% increase in communications services revenue from $131.9 million on
383.9 million billable minutes in 1998 to $248.6 million on 1.596 billion billable minutes in 1999. Capacity sales increased from $3.3 million or, 2.4% of revenue, in 1998 to $84.5 million, or 25.4% of revenue, in 1999. Revenue growth in 1999 was generated primarily by growth from European operations, capacity sales, and as a result of the Destia acquisition.

    Although there was a substantial increase in billable minutes from 1998 to 1999, the effects of such growth were partially offset by a decline in revenue per billable minute, as it declined by 54.5% from $.33 in 1998 to $.15 in 1999, primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (2) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets. Communications services revenue per billable minute excludes fixed monthly fees associated with our other products and service offerings.

    Communication services revenue per billable minute from the sale of services to retail customers, which represented 41.7% of revenue in 1998, compared to 39.4% in 1999, decreased 65.8% from $.38 in 1998 to $.13 in 1999. Communication services revenue per billable minute from the sale of services to carriers and other resellers decreased 33.3% from $.30 in 1998 to $.20 in 1999.

    During 1999, as compared to 1998, our wholesale sales to carriers grew on an absolute basis, but decreased as a percentage of revenue because our other services grew at a faster rate. The wholesale sales to carriers represented approximately 55.9% of revenue and approximately 62.0% of billable minutes for 1998 as compared to approximately 35.2% of revenue and approximately 34.5% of billable minutes for 1999.

    COST OF SERVICES AND SALES. Cost of services and sales increased from $122.1 million in 1998 to $250.6 million in 1999. As a percentage of revenue, however, cost of services and sales decreased from approximately 90.3% in 1998 to approximately 75.2% in 1999, due to our migration from leased infrastructure to our own network and because of capacity sales and as a result of the Destia acquisition. The effect of bringing traffic on-net, however, will be somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

    Cost of services and sales for 1999 includes costs associated with capacity sales. The cost of capacity sales represents non-cash charges of the PRO RATA cost of the network assets and is determined based upon the ratio of total network capacity sold to total estimated network capacity, multiplied by the total capitalized costs of the related network.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $44.9 million in 1998 to $100.6 million in 1999 and, as a percentage of revenue, decreased from approximately 33.2% in 1998 to approximately 30.2% in 1999. Much of these expenses are attributable to overhead costs associated with our headquarters, back-office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 49.3% and 41.4% in 1998 and 1999, respectively. Advertising and promotion expenses have increased substantially and will continue to be a significant component of selling, general and administrative expenses. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were approximately 3.6% and 7.6% in 1998 and 1999, respectively.

    EBITDA LOSS. EBITDA loss decreased from $31.8 million in 1998 to $18.0 million in 1999. As a percentage of revenue, EBITDA loss decreased from approximately 23.5% in 1998 to approximately 5.4% in 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased from approximately
$16.3 million in 1998 to approximately $75.9 million in 1999. The increase was due primarily to the $666.5 million increase in gross property and equipment from $293.8 million at December 31, 1998 to $960.3 million at December 31, 1999, and an increase in amortization of goodwill related to our acquisition of Destia.

    RESTRUCTURING AND IMPAIRMENT. Restructuring and impairment charges of $13.2 million were recognized in 1999, consisting of anticipated costs to terminate leases and other contract cancellation costs, severance costs and charges for asset write-offs and write downs of underutilized assets. Restructuring and impairment charges were approximately 4.0% as a percentage of revenues. There were no restructuring and impairment charges in 1998.

    INTEREST. Interest expense increased from approximately $79.2 million in 1998 to approximately $137.4 million in 1999, primarily as a result of increases in our outstanding indebtedness, which includes notes and capital lease obligations, which increased from $930.1 million at December 31, 1998 to $1.8 billion at December 31, 1999. During 1999, we capitalized approximately $10.1 million of interest costs. Interest income decreased from approximately $28.3 million in 1998 to approximately $26.7 million in 1999, primarily as a result of the decrease in the balance of our outstanding investments.

    1998 COMPARED TO 1997

    TOTAL REVENUE.  Total revenue increased by 85.1% from $73.0 million on
140.9 million billable minutes in 1997 to $135.2 million on 383.9 million billable minutes in 1998. Total revenue growth in 1998 was generated primarily from increased European retail traffic and growth in our carrier business in Western Europe and in North America which was partially offset by decreased revenue in our Pacific Rim and Latin American operations. Total revenue in 1998 also included $3.3 million of trans-Atlantic capacity sales.

    The overall increase of 172.4% in billable minutes from 1997 to 1998 was partially offset by declining revenue per billable minute, primarily because of
(1) a higher percentage of lower-priced intra-European and national long distance traffic on our network as compared to intercontinental traffic, (2) a higher percentage of lower-priced carrier traffic as compared to retail traffic and (3) reductions in certain rates charged to retail customers in response to price reductions enacted by incumbent telecommunications operators and other carriers in many of our markets.

    Communications services revenue per billable minute from the sale of services to retail customers, which represented 72.1% of total revenue for 1997, compared to 41.7% for 1998, decreased 44.1% from $.68 in 1997 to $.38 in 1998. Communication services revenue per billable minute from the sale of services to carriers and other resellers increased by 3.4% from $.29 in 1997 to $.30 in 1998 due primarily to changes in traffic mix. The number of contracted customers billed declined 30.2% from 21,515 at December 31, 1997 to 15,010 at December 31, 1998. This decline in contracted customers billed is primarily attributable to our Pacific Rim operations where the number of customers billed declined 93.2% from 5,424 at December 31, 1997 to 369 at December 31, 1998, representing a net loss of 5,055 customers, as a result of currency fluctuations caused by the Asian economic crisis, which made our rates noncompetitive.

    During 1998 as compared to 1997, we significantly increased our wholesale carrier business through which we sell switched minutes, private lines and ports to carriers, Internet service providers and other resellers. The wholesale carrier business has enabled us to recover partially the costs associated with increased capacity in advance of demand from retail customers. The resulting economies of scale have allowed us to use our network more profitably for network originations and terminations within Europe. The wholesale carrier business represented approximately 27.9% of total revenue and approximately 46.1% of billable minutes in 1997 as compared to approximately 55.9% of total revenue and approximately 62.0% of billable minutes in 1998. The increase in total revenue derived from carriers and other resellers is partially attributable to the acquisition of Flat Rate Communications on February 27, 1998 which also significantly increased our North American revenues.

    COST OF SERVICES. Cost of services increased from $63.5 million in 1997 to $122.1 million in 1998 and, as a percentage of total revenue, increased from approximately 87.0% to approximately 90.3%. Our gross margin decreased, as a percentage of total revenue, from 13.0% in 1997 to 9.7% in 1998. This decrease was primarily due to (1) decreased revenue per minute resulting from price competition and foreign currency fluctuations which was not offset by corresponding decreases in infrastructure costs, (2) increased sales to carrier customers which generate substantially lower margins and (3) an increase in intra-European and national long distance traffic compared to higher margin international traffic. This decrease in gross margin, as a percentage of revenue, is one of the principal reasons we initiated a strategy to own key elements of our network infrastructure.

    Cost of services increased in 1998 in part because of the relatively high cost of leased infrastructure. These costs are expected to decrease as a percentage of total revenue as we continue to migrate from leased to owned infrastructure. From 1997 to 1998, we increased our private line circuit capacity and, as a result, costs for private line circuits increased from approximately $9.6 million in 1997 which is approximately 13.1% of total revenue, to approximately $17.1 million in 1998 which is approximately 12.6% of total revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $36.1 million in 1997 to $44.9 million in 1998 and, as a percentage of total revenue, decreased from approximately 49.4% in 1997 to approximately 33.2% in 1998. Much of these expenses are attributable to overhead costs associated with our headquarters, back-office and network operations as well as maintaining sales offices. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 51.6% and 49.3% for 1997 and 1998, respectively. Advertising and promotion expenses, as a percentage of total selling, general and administrative expenses, were approximately 1.2% and 3.6% in 1997 and 1998, respectively. We expect to incur additional expenses as we continue to invest in our sales and marketing infrastructure and actively market our products and services.

    EBITDA LOSS. EBITDA loss increased from $26.6 million in 1997 to $31.8 million in 1998. As a percentage of total revenue, EBITDA loss decreased from approximately 36.4% in 1997 to approximately 23.5% in 1998. These losses resulted from lower gross margins as a percentage of total revenue due to the relatively high cost of intra-European leased lines which was compounded by the impact on revenue of aggressive price reductions implemented by incumbent telecommunications operators.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased from approximately $7.7 million in 1997 to approximately $16.3 million in 1998. The increase was due primarily to (1) the depreciation of equipment related to network expansion and fiber optic cable systems placed in service during 1997 and (2) the amortization of goodwill associated with the acquisition of Flat Rate Communications in February 1998. Depreciation expense will increase substantially as each constructed portion of our network becomes operational.

    INTEREST. Interest expense increased from approximately $12.5 million in 1997 to approximately $79.2 million in 1998 primarily as a result of our 1998 high yield offering. Interest income increased from approximately $3.7 million in 1997 to approximately $28.3 million in 1998 primarily as a result of the interim investment of the net proceeds from our 1998 high yield offering. During 1998, we capitalized $3.3 million of interest costs.

LIQUIDITY AND CAPITAL RESOURCES

    We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have used cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. As of December 31, 1999, we had $423.2 million of cash, cash equivalents and cash securing letters of credit for network construction and $197.8 million of restricted cash equivalents and other restricted marketable securities, which primarily secure interest payments on our notes through April 2001. The following private and public equity and debt financing provided funds to satisfy our liquidity needs.

    On February 1, 2000, we executed a securities purchase agreement pursuant to which we agreed to sell, and affiliates of Hicks, Muse Tate & Furst and Chase Capital Partners committed to buy, $325 million in Series B cumulative convertible preferred stock for net proceeds to us of $307.1 million. The transaction closed on March 9, 2000, following receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance.

The net proceeds of this private placement are being used for network expansion, services development and general corporate purposes.

    As part of the Destia acquisition, on December 8, 1999, the holders of all of Destia's 11% senior discount notes due 2008 ($213.3 million in accreted principal amount) exchanged their Destia notes, and all accreted but unpaid interest on these notes through the date of the acquisition, for $205.8 million in aggregate principal amount at maturity of our 11.5% senior notes due 2009 and an aggregate cash payment of $21.4 million. In connection with this exchange offer, we also completed a private placement of $63.7 million in gross principal amount of our 11.5% senior dollar notes. A portion of the proceeds from this private placement were used to purchase U.S. government securities which were pledged as security for the first three interest payments on the notes.

    Destia's credit facility with NTFC Capital Corporation, under which Destia had borrowed approximately $32.3 million as of December 31, 1999, required Destia to obtain NTFC's consent or prepay the borrowed amounts outstanding, prior to any change in control transaction. Since our acquisition of Destia was considered a change in control, Destia obtained a waiver from NTFC which extended until March 8, 2000 and which has been subsequently extended until May 8, 2000. Before May 8, 2000, we will be required either to (i) obtain a further waiver from NTFC, (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility.

    On June 29, 1999, we completed an offering of 4,315,000 shares of our common stock at $47.00 per share. The net proceeds of the offering were approximately $191.9 million.

    On May 13, 1999, our series A preferred stock and subordinated convertible debentures issued in 1998 were mandatorily converted into shares of our common stock.

    On February 29, 2000, we acquired the entire issued and outstanding share capital of AT&T UK for $125 million in cash. In connection therewith, AT&T, Inc. and we agreed to make certain post-closing payments if the working capital in AT&T UK at closing was not $5 million.

    During the second quarter of 2000, we intend to file a universal shelf registration statement that will enable us to issue, from time to time, additional shares of our common stock and preferred stock or debt securities. At this time, we have not determined the dollar amount of securities that will be registered for future offerings. We have no current intention to issue any securities pursuant to this shelf registration in the immediate future.

    We have very substantial interest expense. Although we have restricted cash available to make our interest payments on high yield debt instruments through April 15, 2001, thereafter we need to pay our interest expense from operating income or borrowings. In 1999, we had an operating loss of $107.1 million and we have no commitment from any lender to make funds available.

    On April 12, 2000, Viatel Financing Trust I, a Delaware statutory trust and subsidiary of ours, sold $180 million of 7 3/4% trust convertible preferred securities. The proceeds from the offering of convertible preferred securities have been loaned by the trust to us. We will use the net proceeds from this offering, estimated to be $173.7 million, to further develop and enhance our network, to make selective acquisitions and investments and for working capital and general corporate purposes.

    On April 14, 2000, we executed a placement agreement under the terms of which we agreed to sell [EURO]300 million of 12 3/4% senior euro notes due 2008. The transaction is expected to be completed on April 20, 2000.

    We believe that the net proceeds from the offerings discussed above together with cash and marketable securities on hand and future capacity sales on our network will provide sufficient funds for us to expand our business as planned and to fund operating losses for the next 12 to 18 months. However, the amount of our future capital requirements will depend on a number of factors, including

    - the success of our business,

    - any acquisitions or investments we make,

    - the start-up dates of each additional segment of our network,

    - the dates on which we further expand our network,

    - whether our network build-out is on-time and on-budget,

    - the types of services we offer,

    - staffing levels, and

    - customer growth

as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. Depending on the factors listed above, we may need more capital or may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. If we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms or at all. See "--Capital Additions; Commitments."

    CAPITAL ADDITIONS; COMMITMENTS

    The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in property and equipment purchases payable, assets acquired under capital lease obligations and capitalized interest during the period. During 1998, capital additions totaled $220.9 million and consisted of capital expenditures of approximately $94.7 million, a net increase of $92.5 million in property and equipment purchases payable, $30.4 million of assets acquired under capital lease obligations and capitalized interest of $3.3 million. For 1999, we had capital additions of approximately $546.2 million, which consisted of capital expenditures of approximately $527.3 million, a net decrease of $9.5 million in property and equipment payable, $18.3 million of assets acquired under capital lease obligations and capitalized interest of approximately $10.1 million. We have also entered into certain agreements associated with our network, purchase commitments for network expansion and other items aggregating approximately $147.9 million at December 31, 1999. We expect to continue to have substantial capital expenditures in the future. On April 10, 2000, we executed a definitive agreement with Level 3 Communications under the terms of which we acquired a 25% ownership interest in the trans-Atlantic fiber optic cable project being developed by Level 3. Our required commitment in 2000 to fund this purchase is approximately $140 million. See "Item 1. Business--Our Network--Trans-Atlantic Capacity."

    FOREIGN CURRENCY

    We have exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of our communications services revenue in the local European currency in countries where the local currency is relatively stable while many of our obligations, including a substantial portion of our transmission costs, are denominated in U.S. dollars. In countries with less stable currencies, we bill in U.S. dollars. Debt service on certain of the notes issued by us is currently payable in Euros. A substantial portion of our capital expenditures is and will continue to be denominated in various European currencies, including the Euro. Most of the European currencies in which we do business converged effective January 1, 1999, with the exception of the British Pound Sterling. See "--Euro."

    A significant portion of our assets are foreign-denominated and, as such, are subject to fluctuations in value due to movements in foreign exchange rates. With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, are charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. Our financial position as of December 31, 1999 and our results of operations for the fiscal year 1999 were not significantly affected by fluctuations in the U.S. Dollar in relation to foreign currencies.

YEAR 2000

    Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit fields used by many systems. As was the case with many companies, we did not experience any material business disruption as a result of the Year 2000 issue due to the remediation work we accomplished prior to such date. The amount spent in connection with our Year 2000 remediation efforts was not significant. Due to a belief by certain computer experts that there may still be residual consequences of the change in centuries, we intend to continue to monitor our mission criticial systems and those of our suppliers and vendors over the course of this year.

EURO

    On January 1, 1999, eleven of the fifteen member countries of the European Union established irrevocable fixed conversion rates between their existing sovereign currencies and a single currency called the Euro. The sovereign currencies are scheduled to remain legal tender as denominations of the Euro during a transition period from January 1, 1999 to January 1, 2002.

    We have completed an internal analysis regarding business and systems issues related to the Euro conversion and, as a result, made necessary modifications to our business processes and software applications. Throughout most of 1999, we have been able to conduct business in both the Euro and sovereign currencies on a parallel basis, as required by the European Union.

    We believe that the Euro conversion has not and will not have a significant impact on our business in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

INFLATION

    We do not believe that inflation has had a significant effect on our operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS NO. 133 AND SFAS NO. 137. Statement of Financial Accounting Standards No. 133 ("SFAS 133,") "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133," which amends SFAS 133 to delay the date by which all companies must comply with SFAS 133. Companies must comply with SFAS 133 for all fiscal years beginning after June 15, 2000. We have not completed our analysis of the impact of these statements on our consolidated financial statements.

RISK FACTORS

    WE MAY ENCOUNTER DIFFICULTIES IN COMBINING OPERATIONS AND REALIZING
     SYNERGIES

    In the past four months, we have completed two major acquisitions with the expectation that these transactions will result in certain benefits, including operating efficiencies, cost savings and synergies. Achieving the benefits of these transactions will depend in part upon the integration of our businesses in an efficient manner, which requires considerable effort. In addition, the consolidation of operations requires substantial attention from management. The diversion of management attention and any difficulties encountered in the transition and integration process could harm us. Furthermore, employees and customers of our acquired companies may leave. We cannot assure you that we will succeed in integrating the operations of the acquired companies into our operations in a timely manner or that the expected efficiencies, cost savings and synergies of these transactions will be realized.

    WE HAVE INCURRED AND WILL CONTINUE TO INCUR SIGNIFICANT MERGER-RELATED
     CHARGES

    As a result of our two recent acquisitions, we have incurred related costs such as financial advisory, legal and accounting fees, financial printing and other related charges. In addition, we have incurred and will continue to incur, integration costs associated with consolidating corporate headquarters and other administrative functions, terminating certain leases and severance and facility closing costs associated with consolidating certain product lines. In addition, in connection with the Destia transaction we have also recorded a substantial amount of goodwill and intangible assets that will decrease our earnings as they are amortized over the next four to seven years. See "--Depreciation and Amortization."

    OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR
     BUSINESS

    We have now and will continue to have a significant amount of indebtedness. As of December 31, 1999, we had approximately $1.8 billion of indebtedness. Our substantial indebtedness could have important consequences. For example, it could:

    - limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, joint ventures and general corporate purposes;

    - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the funds available to us for other purposes;

    - make us more vulnerable to economic downturns, limiting our ability to withstand competitive pressures and reducing our flexibility in responding to changing business and economic conditions;

    - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

    - place us at a competitive disadvantage compared to our competitors that have less debt.

    TO DATE, WE HAVE INCURRED SUBSTANTIAL NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS AND, IF THIS CONTINUES, WE WILL BE UNABLE TO MEET OUR WORKING CAPITAL AND FUTURE DEBT SERVICE REQUIREMENTS

    Our operating loss and net loss have increased for each of the last four years. In 1998, we had an operating loss of $48.1 million, negative EBITDA of $31.8 million and a net loss of $127.3 million. In 1999, we had an operating loss of $107.1 million, negative EBITDA of $18.0 million and a net loss of $217.8 million and, on a pro forma basis, after giving effect to our acquisition of Destia as if it had occurred on January 1, 1999, would have had an operating loss of $306.8 million, negative EBITDA of $71.3 million and a net loss of $465.0 million. In 1998, we had interest expense of $79.2 million. In 1999, we had interest expense of $137.4 million and, on a pro forma basis, after giving effect to the combination with Destia as if it had occurred on January 1, 1999, would have had interest expense of $191.3 million.

    We are likely to have negative EBITDA and negative cash flow beyond 2001 if:

    - we extend our expansion plans,

    - prices charged to end-users for capacity sales or communications services decline faster than we anticipate,

    - interconnection rates and wholesale prices paid by us do not decline as quickly as we anticipate or

    - any of the other risks described in this report materialize.

Accordingly, we cannot assure you that we will achieve or sustain profitability or positive cash flows from operating activities in the future. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and future debt service requirements, which would harm our business, financial condition and results of operations.

    WE MUST OBTAIN CONSENTS AND WAIVERS UNDER THE TERMS OF DESTIA'S CREDIT
     FACILITY

    Destia's credit facility with NTFC Capital Corporation, under which Destia had borrowed approximately $32.3 million as of December 31, 1999, required Destia to obtain NTFC's consent or prepay the borrowed amounts outstanding, prior to any change in control transaction. Since our acquisition of Destia was considered a change in control, Destia obtained a waiver from NTFC which extended until March 8, 2000 and which has been subsequently extended until May 8, 2000. Before May 8, 2000, we will be required either to (i) obtain a further waiver from NTFC, (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility. We cannot assure you that NTFC will grant an additional waiver, if one is necessary, or that it will grant such a waiver on terms that are acceptable to us. If NTFC does not grant the waiver and we do not prepay the amount owed or negotiate a new facility, then we will be in default under the NTFC credit facility which, in turn, would be an event of default with respect to all of our senior indebtedness. An event of default on our senior indebtedness would enable the holders of such indebtedness to accelerate payment. As of December 31, 1999, we had total senior indebtedness of approximately $1.8 billion, and the obligation to repay this amount would have a material and adverse effect on us, as described above under "--To Date, We Have Incurred Substantial Net Losses and Negative Cash Flow From Operations and, If This Continues, We Will Be Unable to Meet Our Working Capital and Future Debt Service Requirements."

    OUR OPERATING RESULTS MAY BE SUBJECT TO SUBSTANTIAL FLUCTUATIONS

    Our quarterly operating results have fluctuated in the past, primarily as a result of the evolution of our business, and may fluctuate substantially in the future as a result of a variety of factors, including:

    - pricing changes in the industry;

    - the start-up and ready-for-service dates of each phase of our network expansion;

    - timing of capacity sales;

    - changes in the mix of services sold or channels through which those services are sold;

    - changes in user demand, customer terminations of service, capital expenditures and other costs relating to the expansion of our network;

    - the timing and costs of any acquisitions of customer bases and businesses, services or technologies;

    - the timing and costs of marketing and advertising efforts;

    - the effects of government regulation and regulatory changes; and

    - specific economic conditions in the communications industry.

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

    DUE TO RESTRICTIONS IN OUR INDENTURES, WE MAY NOT BE ABLE TO OPERATE OUR
     BUSINESS AS WE DESIRE

    The indentures under which our long-term debt was issued contain a number of conditions and limitations on the way in which we can operate our business. These limitations may force us to pursue less than optimal business strategies or forego business arrangements which could have been financially advantageous to us and our stockholders. The indentures restrict, and in some cases significantly limit or prohibit, among other things, our ability and the ability of our respective subsidiaries to:

    - incur additional indebtedness,

    - create liens,

    - engage in sale-leaseback transactions,

    - pay dividends or make distributions with respect to our capital stock,

    - make certain investments,

    - sell assets,

    - redeem capital stock,

    - issue or sell stock of restriced subsidiaries, or

    - enter into transactions with stockholders or affiliates or effect a consolidation or merger.

    OUR FUTURE GROWTH WILL REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL WHICH COULD EXCEED BUDGETED AMOUNTS AND CAUSE US TO DELAY OR ABANDON EXPANSION PROJECTS

    Our future growth will require substantial additional capital which may exceed budgeted amounts. If we do not have sufficient cash to fund our growth as planned, we may be required to delay or abandon some or all of our development and expansion plans or we may have to seek additional money earlier than anticipated. We cannot provide any assurance that additional financing arrangements will be available to us on acceptable terms or at all. Moreover, the amount of our outstanding indebtedness may adversely affect our ability to engage in additional financings.

    FAILURE TO CONTINUE TO IMPLEMENT OUR STRATEGY OF OWNING FACILITIES COULD SIGNIFICANTLY IMPACT OUR FINANCIAL PERFORMANCE

    If we are unable to continue to successfully implement our strategy of owning, rather than leasing, communications facilities, we could experience a significant decrease in margins which we make on communications services transmitted on our network. Unless we are able to significantly increase the number of billable minutes which we carry or the amount we can charge for additional services, this decrease in margins would have a material adverse effect on our business, financial condition and results of operations.

    FAILURE TO SELL CAPACITY ON OUR NETWORK OR PRICE REDUCTIONS FOR CROSS-BORDER CAPACITY IN EUROPE COULD HARM OUR BUSINESS

    Our success and ability to achieve our business objectives depends, in part, upon the sale of capacity on our network. The market for capacity has experienced significant price reductions, which are expected to continue. Although we have been successful in meeting capacity sales objectives to date, we cannot assure you that such success will continue. Furthermore, even if capacity sales projections are realized, price declines for cross-border capacity may limit operating profitability or the ability to generate sufficient cash flow to service our indebtedness. If we are unable to sell capacity effectively on our network, it would harm our business, financial condition and results of operations.

    CHANGE IN ACCOUNTING POLICIES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING
     RESULTS

    In June 1999, FASB issued FIN 43 which is applicable for all contracts entered into after June 30, 1999. FIN 43 requires that a lease of property improvements or integral equipment include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease.

    We recognize revenue in accordance with FIN 43 and the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". However, accounting practices and guidance for indefeasible rights-of-use is evolving, and standard setting bodies are currently reviewing a number of issues related to FIN 43 and other related issues will probably be referred to these bodies. Changes in the accounting treatment as a result of the foregoing could affect the way that we recognize revenue and expenses associated with these capacity sales in the future. We cannot assure you that any such changes will not have an adverse effect on our financial condition and results of operations.

    WE MAY NOT BE ABLE TO PROVIDE DATA TRANSMISSION SERVICES EFFECTIVELY

    Prior to our acquisition of AT&T UK, we had limited experience in providing data transmission services and, consequently, we can provide no assurance that we will be successful in expanding this aspect of our business. Our ability to successfully expand our data transmission business will depend upon, among other things, our ability to:

    - select new equipment and software and integrate these into our network;

    - hire and train additional qualified personnel;

    - enhance our billing, back-office and information systems to accommodate data transmission services; and

    - obtain customer acceptance of our service offerings.

If we are not successful, our business may be materially adversely affected.

    The data transmission business is also extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. In providing these services, we will be dependent upon vendors for assistance in the planning and deployment of our data product offerings, as well as ongoing training and support. Our vendors may not have adequate experience in providing equipment and configuring data networks in our various markets. We may also experience technical difficulties in integrating our equipment and handling differing data transmission protocols in our various markets.

    Unlike some of our competitors, we are not currently carrying voice communications using Internet protocol technology on our network outside of the U.K. While we currently carry portions of our traffic using Internet protocol overlay, there is a risk that we will not be able to develop this Internet protocol technology well enough to be able to use it for voice traffic and, therefore, will not be able to realize the anticipated cost reductions associated with using Internet protocol for voice transmissions.

    OUR ABILITY TO USE OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED

    As of December 31, 1999, we had federal income tax net operating loss carryforwards of $577.2 million, which begin to expire in 2007. This amount includes acquired net operating loss carryforwards of approximately $228.7 million from our acquisition of Destia. A tax asset related to this loss carryforward does not appear on our balance sheet because it is unclear if we will generate taxable income prior to the expiration of the net operating loss carryforwards. Our ability to use our net operating loss carryforwards to reduce future tax payments would be limited if a 50% ownership change, were to occur over a three-year period. As a result of an ownership change in October 1996, certain of our net operating loss carryforwards from before such time are subject to this limitation. It is possible that our acquisition of Destia, when combined with prior or subsequent direct or indirect changes in the ownership of our common stock within the relevant three-year period, could trigger this limitation.

    THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES THAN WE DO, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

    Our success depends upon our ability to compete with other communications providers in each of our markets, many of whom have substantially greater financial, marketing and other resources than we have. The markets in which we offer and intend to offer our services are extremely competitive and competition is expected to intensify. Although our recent acquisitions of Destia and AT&T UK are expected to create a company with increased revenues, purchasing power and product offerings, if our competitors devote significant additional resources to the provision of communications services to our target customer base, this action could harm our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully.

    In Europe, we compete with different companies depending on the products and services being offered. In voice services, our competitors consist of the incumbent telecommunications operators in each country in which we operate, global alliances among some of the world's largest telecommunications carriers and new entrants. With regard to our bandwidth services, we are currently facing competition from KPN/Qwest and GTS, each of which has broadband networks in operation in Europe. We will also experience significant additional competition over the next ten to twelve months as other broadband networks become operational. These include networks being constructed by Global Crossing, Interoute and Concert, the joint venture between British Telecom and AT&T. In addition, Colt Telecom Group and Level 3 Communications are sharing the costs of constructing two networks--one to link certain German cities and another linking Paris, Frankfurt, Amsterdam, Brussels and London. In the area of value-added services, we compete with two main types of competitors--the incumbent telecommunications operators and traditional value-added Internet service providers, such as EUNet, a subsidiary of MCI WorldCom, Ebone, InfoNet and PSINet.

    In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based primarily upon pricing, customer service, network quality, and the ability to provide value-added services. As such, the long distance industry is characterized by a high level of customer attrition or "churn," with customers frequently changing long distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, MCI WorldCom and Sprint, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than our current costs. Many of these competitors have greater financial, technological and marketing resources than we do. If any of our competitors were to devote additional resources to the provision of communications services to our target customer base, there could be a material adverse effect on our business. Several companies have recently introduced flat rate long distance calling plans with very low per-minute charges. We cannot predict the effect that these plans will have on the industry generally and on us in particular.

    As a result of the 1996 Telecommunications Act, the regional Bell operating companies can compete with us in the long distance telecommunications industry, both outside of their service territory and, upon satisfaction of certain conditions, within their service territory. The 1996 Telecommunications Act prospectively eliminated the restrictions on incumbent local exchange carriers, such as the regional Bell operating companies, from providing long distance service. These provisions permit a regional Bell operating company to enter an "out-of-region" long distance market immediately upon the receipt of any state or federal regulatory approvals otherwise applicable in the provision of long distance service. Regional Bell operating companies must satisfy certain procedural and substantive requirements, including obtaining Federal Communications Commission approval upon a showing that, in certain instances, facilities-based competition is present in its market, that it has entered into interconnection agreements that satisfy a 14-point "checklist" of competitive requirements and that its entry into the "in-region" long distance market is in the public interest before they are authorized to offer long distance service in their regions. On December 22, 1999, Bell Atlantic was granted a license to provide long distance service in New York. Because a substantial portion of our customer base and traffic originates in the New York metropolitan area, Bell Atlantic is a particularly formidable competitor. For long distance calls, Bell Atlantic has a substantial cost advantage, because it does not have to pay access fees to a local carrier to originate the call. Access fees constitute a large portion of a long distance carrier's cost of services, including ours. Moreover, should Bell Atlantic's proposed acquisition of GTE be consummated, Bell Atlantic will have even greater resources to compete in its service markets. In addition, SBC has a pending application at the Federal Communication Commission for the provision of long distance service in Texas.

    NETWORK CONSTRUCTION DELAYS AND SYSTEM DISRUPTIONS OR FAILURES COULD ADVERSELY AFFECT OUR BUSINESS

    Our success depends, in part, on our ability to continue to expand our network and on our ability to provide seamless technical operation of this network. Furthermore, as we continue to expand our network to increase our capacity and reach, we will face increasing demands and challenges including:

    - effectively managing the construction of new fiber routes, obtaining any necessary rights-of-way and required licenses for such construction, and completing any such construction on budget and on time;

    - increasing traffic volume on our network; and

    - selling capacity on our network.

    If the costs of construction projects significantly exceed the budget for those projects, we may be required to obtain additional financing, proceed on a joint build basis or to abandon or curtail portions of those projects. Our build-out costs have exceeded budget in the past and may exceed budget in the future. If we encounter construction delays, we will not be able to route our traffic over our owned facilities as soon as we have planned, which could have a detrimental effect on our ability to increase traffic volumes and gross margins. In addition, construction delays could negatively affect our ability to sell indefeasible rights-of-use or capacity to other carriers. We have experienced delays in the past and may experience them in the future. Our network is also subject to several risks which are outside of our control, such as the risk of damage to software and hardware resulting from:

    - fire,

    - power loss,

    - natural disasters, and

    - general transmission failures caused by a number of additional factors.

    Any failure of our network or other systems or hardware that causes significant interruptions to our operations could harm our business, financial condition and results of operations.

    Our operations are also dependent on our ability to successfully integrate new and emerging technologies and equipment into the network, which could increase the risk of system failure and result in further strains upon our network. In the event of a system disruption, we could seek to minimize customer inconvenience by routing traffic to other circuits and switches which may be owned by other carriers. However, prolonged or significant system failures, or difficulties for customers in accessing and maintaining connection with our network, could seriously damage our reputation and result in customer attrition, reduced margins and financial losses. Additionally, any damage to our switching centers could have a material adverse effect on our ability to manage our network operations, generate accurate call detail reports and monitor our systems.

    The continued expansion and development of our network will require the significant expenditure of resources in projecting growth in traffic volume and routing preferences and determining the most cost-effective means of growing the network, for example, through variable or fixed lease arrangements, the purchase of capacity or minimum investment units on digital fiber optic cables or digital microwave equipment, the purchase of dark fiber or the further construction of transmission infrastructure. Failure to project traffic volume and route preferences correctly or to determine the optimal means of expanding our network would result in less than optimal utilization of our network and could have a material adverse effect on our business, financial condition and results of operations.

    FOREIGN CURRENCY EXCHANGE RATES COULD HAVE ADVERSE EFFECTS ON OUR BUSINESS

    Our payment obligations with respect to our outstanding indebtedness are denominated in U.S. Dollars and the Euro, but certain of our revenues are denominated in Pound Sterling. Any appreciation in the value of the U.S. Dollar or the Euro relative to the Pound Sterling could have a material adverse effect on our ability to make payments on such obligations.

    In the future, we may elect to manage exchange rate exposure presented by our Euro-denominated obligations through the use of hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on our ability to make payments on our outstanding indebtedness.

    In addition, we cannot provide any assurance that the laws or administrative practices relating to taxation, foreign exchange or other matters in countries within which we operate will not change in a manner that could have a material adverse effect on our business, financial condition and results of operations.

    OUR DEPENDENCE UPON THIRD PARTIES FOR LEASED CAPACITY AND INTERCONNECTION ARRANGEMENTS MAY RESULT IN SUBOPTIMAL UTILIZATION OF OUR NETWORK

    We currently lease capacity for point-to-point circuits with fixed monthly payments and buy minutes of use under agreements with maximum twelve-month terms and are vulnerable to changes in our lease arrangements, capacity limitations and service cancellations. These lease arrangements present us with high fixed costs, while revenues generated by the utilization of these leases will vary based on traffic volume and pricing. Accordingly, if we are unable to generate sufficient traffic volume over particular routes or are unable to charge appropriate rates, we could fail to generate revenue sufficient to meet the fixed costs associated with the lease and may incur negative gross margins with respect to those routes. A deterioration of our relationship with one or more carriers could have a material adverse effect on our cost structure, service quality, network coverage, financial condition and results of operations.

    Our ability to access customers and to utilize effectively our network is dependent upon our ability to secure operative interconnection agreements, providing access to and an exit from the public switched telephone network, with the respective incumbent telecommunications operator in each market in which we operate. Difficulties or delays in obtaining necessary operative interconnections in a satisfactory or timely manner may significantly delay or prevent the maximum utilization of our network, which could have a material adverse effect on us.

    WE ARE DEPENDENT UPON THIRD-PARTY SALES ORGANIZATIONS OVER WHICH WE CAN EXERCISE ONLY LIMITED CONTROL

    We sell a substantial portion of our services through indirect channels of distribution, which consist of independent sales agents, distributors and, to a lesser extent, resellers. We do not have control over such agents, distributors and resellers and, therefore, are not able to ensure that they will perform in a satisfactory manner or that their interests will be aligned with our interests. In addition, such entities also may terminate their business relationships with us at any time, with little or no prior notice. We have found this risk to be especially pronounced in our multilevel marketing program in the United Kingdom, where a master agent could decide to terminate its business relationship, and that of its sub-agents, and conduct business with a competitor. Unsatisfactory performance by such entities, or the termination by them of their business relationship with us, would hinder our ability to grow and could harm our business.

    LOSS OF SIGNIFICANT CARRIER CUSTOMERS WOULD RESULT IN A SIGNIFICANT LOSS OF REVENUES

    We currently derive a significant portion of our revenues from a relatively small number of carrier customers. During 1999, carrier customers accounted for 35.2% of our total revenue. Carrier customers generally are extremely price sensitive and move their traffic from carrier to carrier based on small price changes. In the markets in Western Europe, this risk is particularly acute. Accordingly, the loss of revenue from significant carrier customers would harm our business, financial condition and results of operations.

    OUR BUSINESS WILL SUFFER IF WE LOSE CERTAIN KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

    The continued success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our senior management, and particularly upon the abilities and efforts of Michael J.

Mahoney, Chairman and Chief Executive Officer, Alfred West, Vice Chairman, and William C. Murphy, President. We have employment agreements with only certain members of key management including: Mr. Mahoney; Mr. West; Mr. Murphy; Allan L. Shaw, Chief Financial Officer; Sheldon M. Goldman, Executive Vice President, Corporate Development; Lawrence G. Malone, Executive Vice President, Wholesale Sales and Marketing; and Francis J. Mount, Chief Technology Officer. Except for a $3.0 million key-man life insurance policy on the life of Mr. Mahoney, we do not maintain and do not currently contemplate obtaining such life insurance policies on any of our employees.

    The success of our business will depend on our ability to attract, retain and motivate qualified management, marketing, technical and sales executives and other personnel who are in high demand and who often have multiple employment options. In addition, the labor market for software engineers and central office technicians has been extremely competitive recently and we may lose key employees or be forced to increase their compensation. The loss of the services of key personnel, or the inability to attract, retain and motivate qualified personnel, could harm our business, financial condition and results of operations.

    WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION WHICH MAY AFFECT OUR ABILITY TO OFFER CERTAIN SERVICES AND WHICH MAY BE CHANGED IN A MANNER ADVERSE TO US

    National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we currently operate and intend to operate. See "Item 1. Business--Government Regulation."

    The interpretation and enforcement of such laws and regulations varies and could limit our ability to provide telecommunications services in certain markets. We cannot assure you that:

    - future regulatory, judicial and legislative changes will not harm us;

    - domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable laws and regulations; or

    - other regulatory activities will not harm our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We are subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and interest and principal payments on the outstanding Euro denominated senior notes and senior discount notes in foreign currencies. We do not consider the market risk exposure relating to foreign currency exchange to be material. See "Management's Discussion and Analysis of Financial Condition and Result of Operations--Liquidity and Capital Resources--Foreign Currency."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this report:

                                                                   FORM 10-K
                                                                      PAGE
                                                              --------------------
Independent Auditors' Report................................                    49

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................                    50

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................                    51

Consolidated Statements of Comprehensive Loss for the Years
  Ended
  December 31, 1997, 1998 and 1999..........................                    52

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the
  Years Ended December 31, 1997, 1998 and 1999..............                    53

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................                    54

Notes to Consolidated Financial Statements for the Years
  Ended December 31, 1997, 1998 and 1999....................                    55

II. Valuation and Qualifying Accounts.......................                    75

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viatel, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

New York, New York
March 1, 2000

                         VIATEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1998         1999
                                                              ----------   ----------
                           ASSETS

Current Assets:
  Cash and cash equivalents.................................  $  329,511   $  373,044
  Restricted cash equivalents...............................      10,310        9,632
  Restricted marketable securities..........................      50,870      125,581
  Marketable securities.....................................     171,771           --
  Trade accounts receivable, net of allowance for doubtful
    accounts of $4,722 and $10,034, respectively............      28,517      115,103
  VAT receivables, net......................................      12,561       37,867
  Prepaid expenses and other current assets.................       3,260       16,789
                                                              ----------   ----------
    Total current assets....................................     606,800      678,016

Restricted marketable securities, non-current...............      83,343       62,547
Property and equipment, net.................................     267,316      884,328
Cash securing letters of credit for network construction....          --       50,165
Intangible assets, net......................................      45,908    1,011,659
Other assets................................................       5,744       17,382
                                                              ----------   ----------
  Total assets..............................................  $1,009,111   $2,704,097
                                                              ==========   ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accrued telecommunications costs..........................  $   26,518   $   77,333
  Accounts payable and other accrued expenses...............      23,656      156,218
  Property and equipment purchases payable..................      97,288       87,810
  Accrued interest..........................................      12,240       37,545
  Liability under joint construction agreement..............       9,523        4,918
  Current installments of notes payable.....................       3,199       24,997
  Current installments of obligations under capital
    leases..................................................       5,719       10,337
                                                              ----------   ----------
    Total current liabilities...............................     178,143      399,158
                                                              ----------   ----------
Long-term liabilities:
  Long-term debt, excluding current installments............     896,503    1,680,885
  Notes payable and obligations under capital leases,
    excluding current installments..........................      24,636       86,663
                                                              ----------   ----------
    Total long-term liabilities.............................     921,139    1,767,548
                                                              ----------   ----------
Series A Redeemable Convertible Preferred Stock, $.01 par
  value; Authorized 718,042 Shares; issued and outstanding
  461,258 shares and none, respectively.....................      47,121       --
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity (deficiency):
  Preferred Stock, $.01 par value. Authorized 1,281,958
    shares, no shares issued and outstanding................      --           --
  Common Stock, $.01 par value. Authorized 150,000,000
    shares; issued and outstanding 23,184,465 and 47,093,361
    shares, respectively....................................         232          471
  Additional paid-in capital................................     128,357    1,066,964
  Unearned compensation.....................................      --           (5,768)
  Accumulated other comprehensive loss......................      (6,246)     (45,464)
  Accumulated deficit.......................................    (259,635)    (478,812)
                                                              ----------   ----------
    Total stockholders' equity (deficiency).................    (137,292)     537,391
                                                              ----------   ----------
    Total liabilities and stockholders' equity
      (deficiency)..........................................  $1,009,111   $2,704,097
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                         VIATEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1998        1999
                                                              --------   ---------   ---------
Revenue:
  Communication services revenue............................  $ 73,018   $ 131,938   $ 248,600
  Capacity sales............................................        --       3,250      84,501
                                                              --------   ---------   ---------
    Total revenue...........................................    73,018     135,188     333,101
                                                              --------   ---------   ---------
Operating expenses:
  Cost of services and sales................................    63,504     122,109     250,574
  Selling, general and administrative.......................    36,077      44,893     100,559
  Depreciation and amortization.............................     7,717      16,268      75,911
  Restructuring and impairment..............................        --          --      13,206
                                                              --------   ---------   ---------
    Total operating expenses................................   107,298     183,270     440,250
                                                              --------   ---------   ---------
Other income (expense):
  Interest income...........................................     3,686      28,259      26,722
  Interest expense..........................................   (12,450)    (79,177)   (137,409)
                                                              --------   ---------   ---------
Loss before extraordinary loss..............................   (43,044)    (99,000)   (217,836)
  Extraordinary loss on debt prepayment.....................        --     (28,304)         --
                                                              --------   ---------   ---------
Net loss....................................................   (43,044)   (127,304)   (217,836)
  Dividends on redeemable convertible preferred stock.......        --      (3,301)     (1,341)
                                                              --------   ---------   ---------
Net loss attributable to common stockholders................  $(43,044)  $(130,605)  $(219,177)
                                                              ========   =========   =========
Loss per common share, basic and diluted:
    Before extraordinary item...............................  $  (1.90)  $   (4.44)  $   (7.43)
    From extraordinary item.................................  $     --   $   (1.23)  $      --
                                                              --------   ---------   ---------
    Net loss per common share attributable to common
      stockholders..........................................  $  (1.90)  $   (5.67)  $   (7.43)
                                                              ========   =========   =========
  Weighted average common shares outstanding,
    basic and diluted.......................................    22,620      23,054      29,518
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements.

                         VIATEL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                1997       1998        1999
                                                              --------   ---------   ---------
Net loss....................................................  $(43,044)  $(127,304)  $(217,836)
  Foreign currency translation adjustments..................    (4,494)       (890)    (39,218)
                                                              --------   ---------   ---------
Comprehensive loss..........................................  $(47,538)  $(128,194)  $(257,054)
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements.

                         VIATEL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      NUMBER OF                                            ACCUMULATED
                                        COMMON                ADDITIONAL                      OTHER
                                        STOCK       COMMON     PAID-IN       UNEARNED     COMPREHENSIVE   ACCUMULATED
                                        SHARES      STOCK      CAPITAL     COMPENSATION       LOSS          DEFICIT       TOTAL
                                      ----------   --------   ----------   ------------   -------------   -----------   ---------
BALANCE AT JANUARY 1, 1997..........  22,513,226     $225     $  125,236     $  (130)       $   (862)      $ (85,986)   $  38,483
Stock options exercised.............     122,041        1            425      --              --              --              426
Earned compensation.................      --         --           --              65          --              --               65
Foreign currency translation
  adjustment........................      --         --           --          --              (4,494)         --           (4,494)
Net loss............................      --         --           --          --              --             (43,044)     (43,044)
                                      ----------     ----     ----------     -------        --------       ---------    ---------
BALANCE AT DECEMBER 31, 1997........  22,635,267      226        125,661         (65)         (5,356)       (129,030)      (8,564)
Stock options exercised.............     174,198        2            945      --              --              --              947
Issuance costs of Series A
  Redeemable Convertible Preferred
  Stock.............................      --         --           (1,620)     --              --              --           (1,620)
Issuance of common stock related to
  business purchase.................     375,000        4          3,371      --              --              --            3,375
Earned compensation.................      --         --           --              65          --              --               65
Foreign currency translation
  adjustment........................      --         --           --          --                (890)         --             (890)
Dividends on Series A Redeemable
  Convertible Preferred Stock.......      --         --           --          --              --              (3,301)      (3,301)
Net loss............................      --         --           --          --              --            (127,304)    (127,304)
                                      ----------     ----     ----------     -------        --------       ---------    ---------
BALANCE AT DECEMBER 31, 1998........  23,184,465      232        128,357      --              (6,246)       (259,635)    (137,292)
Conversion of Series A Redeemable
  Convertible Preferred Stock.......   3,671,316       37         48,425          --              --              --       48,462
Conversion of subordinated debt.....     943,916        9         12,320          --              --              --       12,329
Stock options exercised.............     436,344        4          2,850          --              --              --        2,854
Issuance of common stock for
  acquisition.......................  14,299,969      143        560,559          --              --              --      560,702
Options and warrants issued for
  acquisition.......................          --       --        111,573          --              --              --      111,573
Restricted shares issued............     152,351        2          6,550      (6,552)             --              --           --
Earned compensation.................          --       --             --         784              --              --          784
Issuance of common stock for
  services..........................      90,000        1          4,499          --              --              --        4,500
Common stock offering...............   4,315,000       43        191,831          --              --              --      191,874
Foreign currency translation
  adjustment........................          --       --             --          --         (39,218)             --      (39,218)
Dividends on Series A Redeemable
  Convertible Preferred Stock.......          --       --             --          --              --          (1,341)      (1,341)
Net loss............................          --       --             --          --              --        (217,836)    (217,836)
                                      ----------     ----     ----------     -------        --------       ---------    ---------
BALANCE AT DECEMBER 31, 1999........  47,093,361     $471     $1,066,964     $(5,768)       $(45,464)      $(478,812)   $ 537,391
                                      ==========     ====     ==========     =======        ========       =========    =========

          See accompanying notes to consolidated financial statements.

                         VIATEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (43,044)  $(127,304)  $(217,836)
  Adjustments to reconcile net loss to net cash used in
      operating
      activities:
    Depreciation and amortization...........................      7,717      16,268      75,911
    Accreted interest expense on long term debt.............     12,479      35,417      38,047
    Provision for losses on accounts receivable.............      2,733       4,225      11,511
    Asset impairments.......................................         --          --       9,098
    Restructuring accrual...................................         --          --       3,905
    Extraordinary loss on debt prepayment...................         --      28,304          --
    Earned stock compensation...............................         65          65         784
  Changes in operating assets and liabilities, net of effect of
      acquisitions:
    Increase in accounts receivable and accrued interest....     (6,221)    (20,302)    (27,292)
    Increase in notes receivable............................         --          --      (7,862)
    Increase in accrued interest expense on Senior Notes....         --      11,969      15,715
    Increase in prepaid expenses and other receivables......     (3,482)     (8,291)    (36,071)
    Increase in other assets and intangible assets..........     (1,022)    (12,625)     (1,303)
    Increase in accrued telecommunications costs, accounts
      payable, and other accrued expenses...................      8,250      11,956         568
                                                              ---------   ---------   ---------
      Net cash used in operating activities.................    (22,525)    (60,318)   (134,825)
                                                              ---------   ---------   ---------
  Cash flows from investing activities:
    Capital expenditures....................................    (34,190)    (94,674)   (527,327)
    Cash paid for acquisitions, net of cash acquired........         --      (5,000)     39,998
    Purchase of marketable securities.......................    (49,098)   (310,625)   (217,519)
    Proceeds from maturity of marketable securities.........     40,124      60,307     349,042
    Cash securing letters of credit for network
      construction..........................................         --          --     (50,165)
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................    (43,164)   (349,992)   (405,971)
                                                              ---------   ---------   ---------
  Cash flows from financing activities:
    Proceeds from issuance of senior notes,
      senior discount notes and convertible debentures......         --     845,752     425,635
    Proceeds from issuance of subordinated
      convertible preferred stock...........................         --      42,198          --
    Repayment of senior discount notes......................         --    (119,282)         --
    Deferred financing costs................................         --     (31,547)    (22,166)
    Proceeds from exercise of stock options.................        426         947       2,854
    Proceeds from common stock offering.....................         --          --     191,874
    Borrowings on notes payable.............................     11,121          --          --
    Payments under capital leases...........................       (525)     (5,480)     (4,322)
    Repayment of notes payable and bank credit line.........       (336)     (3,553)     (4,484)
    Borrowings under bank credit line.......................        600          --          --
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............     11,286     729,035     589,391
                                                              ---------   ---------   ---------
Effects of exchange rate changes on cash....................       (297)         --      (5,740)
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (54,700)    318,725      42,855
Cash and cash equivalents at beginning of year..............     75,796      21,096     339,821
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  21,096   $ 339,821   $ 382,676
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                         VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

    Viatel, Inc. and subsidiaries (collectively, the "Company") is a provider of ALL DISTANCE communication services to individuals, corporations, internet service providers and other communications carriers in Europe and North America. The Company is a licensed provider of telecommunications services in ten European countries and the United States. The Company owns and operates international telecommunications networks and is also the owner, operator and builder of a Western European fiber optic network.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

    (C) CASH AND CASH EQUIVALENTS

    The Company's policy is to maintain its uninvested cash at minimum levels. Unrestricted cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less.

    (D) REVENUE AND COST OF SERVICES AND SALES

    The Company records communication services revenue as earned at the time services are provided. The related cost of communication services is reported in the same period.

    Revenue from capacity sales mainly represents indefeasible-rights-of-use ("IRUs") for portions of the network that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease.

    Cost of capacity in any period is determined based upon the ratio of total capacity sold and total anticipated capacity to be utilized multiplied by the related total costs of the relevant portion of the Company's network.

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43") which is applicable for all contracts entered into after June 30, 1999. FIN 43 requires that a lease of property improvements or integral equipment include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease.

    The Company recognizes revenue in accordance with FIN 43 and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". However, accounting practices and guidance for sales of IRUs is evolving. Standard setting bodies are currently reviewing a number of issues related to FIN 43 and other related issues will probably be referred to these bodies. Changes in the accounting treatment as a result of the foregoing could affect the way that the Company recognizes revenue and costs associated with these capacity sales in the future.

    (E) PROPERTY AND EQUIPMENT

    Property and equipment consists principally of telecommunications related equipment such as switches, fiber optic cable systems, remote nodes and related computer software and is stated at cost. Assets acquired under capital leases are stated at the present value of the future minimum lease payments. The Company also capitalizes certain software development costs for internal use. Maintenance and repairs are expensed as incurred.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or useful life of the improvement, whichever is shorter. The estimated useful lives are as follows:

Communications systems......................................  5 to 7 years
Fiber optic cable systems...................................  10 to 20 years
Leasehold improvements......................................  2 to 5 years
Furniture, office and computer equipment and other..........  2 to 5 years

    (F) INTANGIBLE ASSETS

    Deferred financing and registration fees represent costs incurred to issue and register debt and are being amortized over the term of the related debt.

    Costs of licenses issued by governing bodies are being amortized on a straight-line basis over the lesser of 25 years or the term of the license.

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefitted, which is five to seven years.

    Acquired customer base and acquired employee base represent intangible assets associated with acquisitions and are being amortized on a straight-line basis over three to seven years.

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

    (H) FOREIGN CURRENCY TRANSLATION

    A significant portion of the Company's assets are foreign currency denominated and as such are subject to fluctuations in value due to movements in foreign exchange rates. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the period in which they occur. For the years ending December 31, 1997, 1998 and 1999, the Company experienced no material exchange transaction gains or losses.

    (I) NET LOSS PER SHARE

    Basic earnings per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

    Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1997, 1998 and 1999.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company had potentially dilutive securities of 1.1 million (consists of stock options), 7.2 million (consists of 2.6 million of stock options;
3.7 million of convertible preferred stock on an "as if" converted basis; and .9 million subordinated convertible debt on an "as if" converted basis) and 6.0 million (consists of 5.7 million of stock options and .3 million of warrants) for the years ended December 31, 1997, 1998 and 1999, respectively. These potentially dilutive securities were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

    (J) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    At December 31, 1998 and 1999, the company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, accrued interest and borrowings. The fair values, at December 31, 1998 and 1999, of cash and cash equivalents, receivables, accounts payable and accrued interest approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying costs are as follows (in thousands):

                                          1998                    1999
                                   -------------------   -----------------------
                                   CARRYING     FAIR      CARRYING       FAIR
                                    AMOUNT     VALUE       AMOUNT       VALUE
                                   --------   --------   ----------   ----------
Investments (see Note 2).........  $305,984   $305,984   $  188,128   $  188,128
Borrowings (see Note 8)..........  $896,503   $868,017   $1,680,885   $1,665,462

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

    During 1998, one customer, LD Exchange.com, accounted for 10.6% of the Company's revenues. No one customer represented more than 10% of the Company's total revenues for 1999 and 1997.

    (K) USE OF ESTIMATES

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

    (L) STOCK OPTION PLAN

    The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 13.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (M) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

    (N) ADDITIONAL ACCOUNTING POLICIES

    Additional accounting policies are incorporated into the notes herein.

    (O) RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

(2) INVESTMENTS IN DEBT SECURITIES

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and classifies them as held to maturity or available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Company does not invest in securities for trading purposes and as such does not classify any securities as trading.

    The cost of debt securities classified as held to maturity is adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and accretion are included in interest income. There were no securities classified as available-for-sale as of December 31, 1998 and 1999.

    The following is a summary of the amortized cost, which approximates fair value, of securities held to maturity at December 31 (in thousands):

                                                            1998       1999
                                                          --------   --------
European corporate debt securities......................  $122,299   $     --
U.S. corporate debt securities..........................    49,472         --
                                                          --------   --------
    Total...............................................  $171,771   $     --
                                                          ========   ========

    The following is a summary of the amortized cost, which approximates fair value, of restricted securities held to maturity at December 31 (in thousands):

                                                            1998       1999
                                                          --------   --------
U.S. Treasury obligations...............................  $105,508   $147,586
German government obligations...........................    28,705     40,542
                                                          --------   --------
    Total...............................................  $134,213   $188,128
                                                          ========   ========

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(2) INVESTMENTS IN DEBT SECURITIES (CONTINUED)
    The amortized cost, which approximates fair value, of restricted securities held to maturity at December 31, are shown below (in thousands):

                                                                1998       1999
                                                              --------   --------
Due within one year.........................................  $ 50,870   $125,581
Due after one year through two years........................    54,328     62,547
Due after two years.........................................    29,015         --
                                                              --------   --------
    Total...................................................  $134,213   $188,128
                                                              ========   ========

    There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale. Restricted marketable securities are restricted for use in semi-annual interest payments of certain long term debt and are invested in U.S. and German government securities maturing on a schedule which approximates the required interest payments.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31 (in thousands):

                                                                1998       1999
                                                              --------   --------
Communications systems......................................  $ 96,193   $698,483
Construction in progress....................................   172,630    210,671
Furniture, office and computer equipment and other..........    16,450     25,707
Software....................................................     1,859     13,481
Leasehold improvements......................................     6,651     11,926
                                                              --------   --------
                                                               293,783    960,268
Less accumulated depreciation and amortization..............    26,467     75,940
                                                              --------   --------
                                                              $267,316   $884,328
                                                              ========   ========

    At December 31, 1998 and 1999, construction in progress primarily represents construction of the Western European fiber optic network. For the years ended December 31, 1997, 1998 and 1999, $0.2 million, $3.3 million and $10.1 million, respectively, of interest was capitalized.

(4) INTANGIBLE ASSETS

    Intangible assets consist of the following as of December 31 (in thousands):

                                                                1998        1999
                                                              --------   ----------
Goodwill....................................................  $ 8,744    $  842,555
Acquired customer base and employee base....................    --          130,956
Deferred financing..........................................   31,547        53,714
Licenses, trademarks and servicemarks.......................   10,237         9,495
                                                              -------    ----------
                                                               50,528     1,036,720
Less accumulated amortization...............................    4,620        25,061
                                                              -------    ----------
                                                              $45,908    $1,011,659
                                                              =======    ==========

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(4) INTANGIBLE ASSETS (CONTINUED)
    During 1999, the Company recognized and paid its obligation for contingent consideration for its 1998 acquisition of Flat Rate Communications, Inc. ("Flat Rate") based upon key operating performance targets met during the period ended March 31, 1999. Such contingent consideration has been recorded as goodwill and is being amortized over the remaining useful life.

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following as of December 31 (in thousands):

                                                                1998       1999
                                                              --------   --------
Accounts payable............................................  $ 5,566    $ 78,677
Accrued expenses............................................   18,090      77,541
                                                              -------    --------
                                                              $23,656    $156,218
                                                              =======    ========

(6) ACQUISITIONS

    FLAT RATE COMMUNICATIONS, INC.

    On February 27, 1998, the Company acquired Flat Rate Communications, Inc., a long distance telecommunications reseller, for $5.0 million of cash, 375,000 shares of the Company's common stock and a $12.0 million cash contingent payment paid in 1999 based upon key operating performance targets achieved. The Company recorded the acquisition under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess purchase price was approximately $20.4 million and is being amortized on a straight-line basis over its estimated useful life which is five years.

    DESTIA COMMUNICATIONS, INC.
    On August 27, 1999, the Company agreed to acquire Destia Communications, Inc. ("Destia") through a merger of Destia with one of the Company's subsidiaries. On December 8, 1999, the Company completed the merger and Destia became a wholly-owned subsidiary of the Company. Destia is a facilities-based provider of domestic and international long distance telecommunications services in Europe and North America. Its customer base consists of residential customers, commercial customers, ethnic groups and other telecommunications carriers. Destia offers a variety of retail telecommunications services, including international and domestic long distance, Internet access and wireless services.

    Holders of Destia common stock received 0.445 shares (the exchange ratio) of the Company's common stock for each share of Destia common stock. In connection with the acquisition, the Company issued 14,299,969 shares of its common stock valued at $39.21 per share (total value of $560.7 million). Each outstanding option and warrant to acquire shares of Destia common stock was converted into an option or warrant to acquire shares of the Company on the basis of the exchange ratio described above.

    The purchase price for Destia was $901.9 million and was comprised of the issuance of common stock, the fair value of existing Destia options and warrants exchanged, issuance of 11.5% senior notes, the cash portion of the debt exchange offer and transaction costs. The options and warrants have been valued at their fair value using the Black-Scholes option pricing model. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in intangible assets and goodwill of approximately $131.0 million

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(6) ACQUISITIONS (CONTINUED)
and $822.3 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives which are four to seven years and seven years, respectively. In connection with the Company's integration plan, the Company recorded liabilities related to the closing and termination of Destia facilities and lease and other contract costs of $9.6 million and severance related to Destia employees, of $2.2 million. The results of operations of Destia for December 1999 were included in the consolidated financial statements.

    The preliminary allocation of the purchase price is as follows (in thousands):

Current assets..............................................  $ 147,083
Property, equipment and leasehold improvements..............    163,389
Identifiable intangibles....................................    130,956
Other non-current assets....................................     15,982
Accounts payable and accrued expenses.......................   (139,153)
Debt........................................................   (238,629)
                                                              ---------
Fair value of net assets acquired...........................     79,628
Purchase price..............................................    901,898
                                                              ---------
Goodwill....................................................  $ 822,270
                                                              =========

    The following unaudited pro forma financial information presents the combined results of operations of Viatel, Destia, and Flat Rate, as if the acquisitions had occurred as of the beginning of 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, and increased interest expense on debt related to the acquisition. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Viatel, Destia, and Flat Rate constituted a single entity during such periods.

        (in thousands, except per share data)

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
                                                              (UNAUDITED)
    Revenue...........................................  $ 333,225    $ 618,915
    Loss before extraordinary loss....................   (319,942)    (465,032)
    Net loss attributable to common stockholders......   (351,547)    (466,373)
    Net loss per common share attributable to common
      stockholders....................................  $   (9.41)   $  (10.87)

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(7) NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

    The Company was obligated under the following debt arrangements primarily in connection with equipment and capacity acquisitions:

        (in thousands)

                                                                        DECEMBER 31, 1999
                                                                 -------------------------------
                                                                 CURRENT    LONG-TERM    TOTAL
                                                                 --------   ---------   --------
        Obligations under capital leases (a)...................  $10,337     $37,164    $ 47,501
        Notes payable (b)......................................   16,954      25,211      42,165
        NTFC note (c)..........................................    8,043      24,288      32,331
                                                                 -------     -------    --------
                                                                 $35,334     $86,663    $121,997
                                                                 =======     =======    ========

                                                                          DECEMBER 31, 1998
                                                                  ----------------------------------
                                                                  CURRENT       LONG-TERM    TOTAL
                                                                  --------      ---------   --------
        Obligations under capital leases (a)....................   $5,719        $20,004    $25,723
        Notes payable (b).......................................    3,199          4,632      7,831
                                                                   ------        -------    -------
                                                                   $8,918        $24,636    $33,554
                                                                   ======        =======    =======

    (a) The Company has various lease agreements for IRUs, buildings housing switch sites, rights of way and other property.

    (b) The Company has assumed the obligations of six notes payable related to the purchase of cable lines and acquisitions entered into by Destia prior to its acquisition by the Company. These notes with an aggregate value of $37.9 million at December 31, 1999 bear interest at rates ranging from 5% to 12% and have final maturity dates from May 2001 to November 2008.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(7) NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

    The Company has entered into Loan and Security Agreements pursuant to which the Company had outstanding borrowings of $7.8 million and $4.3 million at December 31, 1998 and 1999, respectively. Under the terms of these agreements, the Company is required to satisfy certain covenants and restrictions. As of December 31, 1999, the Company had received waivers to these convants. Obligations under these Loan and Security Agreements are secured by the grant of a security interest in certain telecommunications equipment as well as a portion of the payment obligations also being secured by letters of credit.

    (c) The Company has assumed the obligations of a credit facility with NTFC previously entered into by Destia prior to its acquisition by the Company. This credit facility provides for borrowings to fund certain equipment acquisition costs and related expenses. The facility provides for an aggregate commitment of NTFC of $49.0 million. Loans under the NTFC facility accrue interest at a rate equal to the 90-day commercial paper rate plus 395 basis points, subject to certain quarterly adjustments depending on financial performance. The loans have final maturity dates from July 2001 to November 2004. All of the equipment purchased with the proceeds of the NTFC note has been pledged to NTFC. The terms of the NTFC facility require the company to maintain certain Debt Service Coverage Ratios, EBITDA (both as defined in the terms of the NTFC facility), and minimum cash balances. A waiver of these covenants was obtained until May 8, 2000. Before May 8, 2000, the Company will be required to either (i) obtain a further waiver or (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility.

    Maturities of notes payable and obligations under capital lease arrangements over the next five years are as follows (in thousands):

2000......................................................  $ 35,334
2001......................................................    38,472
2002......................................................     9,095
2003......................................................     6,811
2004......................................................     7,092
Thereafter................................................    25,193
                                                            --------
Total.....................................................  $121,997
                                                            ========

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(8) LONG-TERM DEBT AND CONVERTIBLE SECURITIES

    Long-term debt consists of the following as of December 31 (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
11.25% Senior Notes(a)......................................   $400,000    $  400,000
12.50% Senior Discount Notes, less discount of $202,716 and
  $164,393, respectively(a).................................    297,284       335,607
11.50% Senior Notes, less discount of $3,486(a)(c)..........         --       265,986
11.50% Senior Notes(a)......................................         --       200,000
13.50% Senior Notes(b)......................................         --       158,300
11.50% Senior Notes (E150,000)..............................         --       151,027
11.15% Senior Notes (DM178,000) and (E91,010),
  respectively(a)...........................................    106,015        91,633
12.40% Senior Discount Notes (DM134,916) and (E115,552),
  less discount of $54,249 (DM91,084) and $38,011,
  (E37,752), respectively(a)................................     80,355        78,332
10% Subordinated Convertible Debentures (DM21,573)(a).......     12,849            --
                                                               --------    ----------
                                                               $896,503    $1,680,885
                                                               ========    ==========

    (a) On March 19, 1999, the Company completed a high yield offering through which we raised approximately $352.6 million of net proceeds in a combination of senior dollar notes and senior Euro notes due 2009.

    On April 8, 1998, the Company completed an offering of units (the "Units Offering") consisting of senior notes and senior discount notes due 2008 and shares of 10% Series A Redeemable Convertible Preferred Stock due 2010
("Series A Preferred") (see Note 9), $.01 par value per share, of the Company and units consisting of senior notes and senior discount notes due 2008 and subordinated convertible debentures due 2011 (the "Subordinated Debentures") (see Note 9) through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company utilized $118.9 million of the proceeds from the Units Offering to retire its 15% Senior Discount Notes due 2005 resulting in an extraordinary loss of $28.3 million. A portion of the proceeds from the senior notes was used to purchase U.S. government and German government securities which were pledged as security for the first six interest payments on the Senior notes due 2008 and four interest payments on the Senior notes due 2009. The amount of restricted securities remaining pledged as security for these notes at December 31, 1999 is $176.7 million. The interest on the senior notes is payable in semi-annual installments. The senior discount notes accrete through April 15, 2003 and interest becomes payable in cash in semi-annual installments thereafter.

    The indentures pursuant to which the notes were issued contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with stockholders and affiliates and create liens on its assets. In addition, upon a change of control, the Company is required to make an offer to purchase the senior notes and the senior discount notes at a purchase price equal to 101% of the principal amount, in the case of the senior notes, and 101% of the accreted value of the notes, in the case of the senior discount notes.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(8) LONG-TERM DEBT AND CONVERTIBLE SECURITIES (CONTINUED)
    (b) In conjunction with the Destia acquisition, the Company assumed Destia's 13.5% 1997 notes which have an aggregate principal value of $150.8 million. The Company determined the fair value of this debt to be $158.3 million and is amortizing the premium over the remaining term. These notes were unsecured obligations of Destia and mature in 2007. A portion of the proceeds from the senior notes due 2007 was used by Destia to purchase U.S. government securities and cash equivalents which were pledged as security for the first six interest payments on such notes. The amount of restricted securities and cash equivalents remaining pledged as security for these notes at December 31, 1999 is $21.1 million.

    The indentures pursuant to which the Destia 13.5% notes were issued contain substantially similar covenants to the ones the Company has on its senior notes, which among other things limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with stockholders and affiliates and create liens on its assets. In addition, as a result of our acquisition of Destia, the Company was required to offer to repurchase the notes at a purchase price equal to 101% of the outstanding principal amount, together with accrued and unpaid interest. The Company launched this required offer to purchase on December 22, 1999. In connection therewith, the Company repurchased an aggregate amount of $.6 million.

    (c) In connection with the Destia acquisition, the holders of all of Destia's 11% senior discount notes due 2008 ($213.3 million in accreted principal amount) exchanged their Destia notes and all accreted but unpaid interest on these notes through the date of the acquisition for $205.8 million in aggregate principal amount at maturity of 11.5% senior notes due 2009 from the Company. In connection with the exchange offer, the Company also completed a private placement of $63.7 million in gross principal amount of its 11.5% senior dollar notes. A portion of the proceeds from the private placement was used to purchase U.S. government securities which were pledged as security for the first three interest payments.

(9) STOCKHOLDERS' EQUITY (DEFICIENCY)

    At the Company's 1999 Annual Meeting of Stockholders, the stockholders approved an increase in the Company's capital stock from 52 million to 152 million. This increase reflected an increase in the available shares of common stock from 50 million to 150 million.

    On May 13, 1999, the conditions for mandatory conversion were met for both the Series A Preferred and the Subordinated Debentures. The conversion rates for the Series A Preferred and Subordinated Debentures were $13.20 and DM24.473, respectively, at the then applicable exchange rates. Accordingly, the Company issued 4,615,232 shares of its common stock and paid cash for any fractional shares due upon conversion.

    On June 1, 1999 the Company granted certain members of senior management a total of 152,351 shares of its common stock subject to certain restrictions ("restricted shares"). Such shares have been valued at approximately
$6.6 million which was based on the closing market price of the Company's common stock on the date of issue. The $6.6 million has been recorded as unearned compensation in the consolidated statement of stockholder's equity (deficit) and is being amortized as earned over the restricted period. Until the restrictions lapse (which is 5 years from grant date), the restricted shares are not deemed to vest other than that restricted shares do give an immediate right to normal common stock voting rights. As of December 31, 1999 none of the restricted shares issued in 1999 had satisfied the necessary conditions for the restrictions to lapse.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(9) STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
    On June 29, 1999, the Company completed an offering of 4,315,000 shares of its common stock at $47.00 per share. The net proceeds of the offering were approximately $191.9 million and are being used primarily to fund the further development of the Company's network as well as for working capital and general corporate purposes.

    As detailed in Note 13 below, the Company has in place a Stock Incentive Plan which grants options to its employees. During 1999 and 1998 a total of 436,344 and 174,198, respectively, shares of common stock of the Company were issued as a result of such options being exercised at an average exercise price of $6.68 and $5.44 per share, respectively.

    On December 16, 1999, the Company issued 90,000 shares of its common stock, valued at $4.5 million to a contractor as part of its consideration for construction work being performed on the Company's network. Such shares have been valued based upon the closing market price on the date of issue.

(10) INCOME TAXES

    The statutory Federal tax rate for the years ended December 31, 1997, 1998 and 1999 was 35%. The effective tax rate was zero for the years ended December 31, 1997, 1998 and 1999 due to the Company incurring net operating losses for which no tax benefit was recorded.

    For Federal and foreign income tax purposes, the Company has unused net operating loss carryforwards of approximately $577.2 million expiring in 2007 through 2019. This amount includes acquired net operating loss carryforwards of approximately $228.7 million from the Company's acquisition of Destia. The availability of the net operating loss carryforwards to offset income in future years is restricted as a result of the Company's issuance of its Common Stock and may be further restricted as a result of future sales of Company stock and other events. In addition, the availability of the net operating loss carryforwards acquired from Destia will be limited due to Destia's change in ownership.

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows as of December 31 (in thousands):

                                                           1998       1999
                                                         --------   ---------
Accounts receivable principally due to
  allowance for doubtful accounts......................  $  1,506   $   3,198
Restructuring reserve..................................        --       2,796
OID Interest not deductible in current period..........    11,125      27,826
Federal net operating loss carryforwards...............    68,579     142,611
Foreign net operating loss carryforwards...............     7,989      59,399
Fixed assets...........................................        --       5,797
                                                         --------   ---------
      Total gross deferred tax assets..................    89,199     241,627
Customer base..........................................        --     (42,673)
Workforce..............................................        --      (3,162)
                                                         --------   ---------
      Total gross deferred tax liabilities.............        --     (45,835)
Total deferred tax assets..............................    89,199     195,792
Less valuation allowance...............................   (89,199)   (195,792)
                                                         --------   ---------
      Net deferred tax assets..........................  $  --      $  --
                                                         ========   =========

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(10) INCOME TAXES (CONTINUED)
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. During 1998 and 1999, the valuation allowance increased by $44.6 million and $106.6 million, respectively.

(11) SEGMENT AND GEOGRAPHIC DATA

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

    The Company groups its products and services by wholesale, retail and capacity. The information below summarizes revenue by customer type for the years ended December 31 (in thousands):

                                                                1997       1998       1999
                                                              --------   --------   --------
Retail......................................................  $52,621    $ 56,411   $131,769
Wholesale...................................................   20,397      75,527    116,831
Capacity....................................................       --       3,250     84,501
                                                              -------    --------   --------
  Consolidated..............................................  $73,018    $135,188   $333,101
                                                              =======    ========   ========

    The information below summarizes revenue by geographic area for the years ended December 31 (in thousands):

                                                                1997       1998       1999
                                                              --------   --------   --------
Western Europe..............................................  $ 32,647   $ 62,946   $222,589
North America...............................................    15,936     56,172    100,925
Latin America...............................................    16,240     14,653      9,460
Asia/Pacific Rim and other..................................     8,195      1,417        127
                                                              --------   --------   --------
  Consolidated..............................................  $ 73,018   $135,188   $333,101
                                                              ========   ========   ========

    The information below summarizes long-lived assets by geographic area as of December 31 (in thousands):

                                                                1998        1999
                                                              --------   ----------
Western Europe..............................................  $237,443   $  746,107
North America(1)............................................    46,837    1,103,129
Latin America...............................................       289          201
                                                              --------   ----------
  Consolidated..............................................  $284,569   $1,849,437
                                                              ========   ==========

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(11) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
(1) Included in the long-lived assets as of December 31, 1999 is net goodwill and other identifiable intangibles of approximately $942 million related to the acquisition of Destia.

(12) RESTRUCTURING AND ASSET IMPAIRMENTS

    Restructuring and asset impairments represent charges related to the streamlining of the Company's organizational structure and the strategic repositioning of certain operations, primarily as a result of the merger with Destia. The Company recognized $4.1 million in restructuring charges and $9.1 million in asset impairments in the fourth quarter of 1999. There were no restructuring charges in 1997 and 1998.

    Restructuring charges were composed primarily of anticipated costs to terminate lease and other contract cancellation costs in connection with the company's streamlining activities, as well as severance costs associated with workforce reductions. The Company identified approximately 175 employees who would be separated as a result of actions taken during 1999 to streamline the organizational structure. The charge included cash charges of $2.7 million for lease and other contract cancellation costs, and $1.4 million for severance costs. Asset impairments consist of non-cash charges for asset write-offs related to assets no longer in service at December 31, 1999. At December 31, 1999, the Company had accruals for restructuring of approximately $3.9 million, primarily related to severance and lease and other contract cancellation costs. The Company has also accelerated depreciation on certain assets which are currently in use but will be taken out of service in 2000. The Company anticipates that action required to complete the plan will be completed by December 2000.

(13) STOCK OPTION PLAN

    At the 1999 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Stock Incentive Plan that increased the number of shares of common stock available for future issuance thereunder from 3.6 million to 5.3 million shares. The Company had approximately 1.7 million shares available as of December 31, 1999 for future grant.

    The Company has adopted an Amended Stock Incentive Plan (the "Stock Incentive Plan"), the Amended and Restated 1999 Flexible Incentive Plan (the "1999 Flexible Incentive Plan") (previously a Destia plan) and the Amended and Restated 1996 Flexible Incentive Plan (previously a Destia plan) (the "1996 Flexible Incentive Plan," and collectively with the Stock Incentive Plan and the 1999 Flexible Incentive Plan, the "Plans"). Pursuant to the Plans, "non-qualified" stock options to acquire shares of common stock may be granted to employees, directors and consultants of the Company and "incentive" stock options to acquire shares of common stock may be granted to employees, including employee-directors. The Plans also provide for the grant of stock appreciation rights and shares of restricted common stock to the Company's employees, directors and consultants.

    The Plans are currently administered by the Compensation Committee of the Board of Directors of the Company. The Stock Incentive Plan allows for the issuance of up to a maximum of 5,300,000 shares of common stock. The 1999 Flexible Incentive Plan allows for the issuance of up to a maximum of 2,670,000 shares of common stock, provided, however, that no individual may receive awards of more than 445,000 shares of common stock in any calendar year. The 1996 Flexible Incentive Plan allows for the issuance of up to a maximum of 2,447,500 shares of common stock, of which 2,336,250 shares may be in the form of voting stock and 111,250 shares may be in the form of non-voting stock. As a result of the Company's

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(13) STOCK OPTION PLAN (CONTINUED)
acquisition of Destia, virtually all options granted by Destia prior to the merger vested and became exercisable. Any options granted under the 1999 Flexible Incentive Plan and the 1996 Flexible Incentive Plan after the Destia acquisition will be subject to accelerated vesting only as described below. Under the Plans, the option price of any incentive stock option may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of a non-qualified stock option may be less than the fair market value on the date the non-qualified stock option is granted if the Company's board so determines. An incentive stock option may not be granted to a "ten percent stockholder" (as that term is defined in Section 422A of the Internal Revenue Code of 1986) unless the exercise price is at least 110.0% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Each option granted pursuant to the Plans is evidenced by a written agreement, which contains the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. Common stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in that agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

    On December 8, 1999, each outstanding option previously granted by Destia to acquire shares of Destia common stock was converted into an option to acquire the Company's common stock. The number of shares that the new option was exercisable for and the exercise price of the new option was adjusted to reflect the 0.445 exchange ratio in the merger (see Note 6 above). Excluding the options related to the Destia acquisition, the per share weighted average fair value of stock options granted during 1997, 1998 and 1999 was $5.99, $6.40 and $14.98, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate of 5.0% in 1997 and 1998 and 6.0% in 1999; (2) an expected life of 10 years for 1997 and 1998 and 7 years for 1999; (3) volatility of approximately 52.2% for 1997, 92.7% for 1998 and 50.0% for 1999; and (4) an annual dividend yield of 0% for all years.

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

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 1997       1998        1999
                                               --------   ---------   ---------
Net loss, as reported (in thousands).........  $(43,044)  $(130,605)  $(219,177)
Net loss, pro forma (in thousands)...........   (44,171)   (135,458)   (227,003)
Net loss per common share, as reported.......     (1.90)      (5.67)      (7.43)
Net loss per common share, pro forma.........     (1.95)      (5.88)      (7.69)

    Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(13) STOCK OPTION PLAN (CONTINUED)
    Stock option activity, including activity related to the acquisition of Destia under the Stock Incentive Plan, is shown below:

                                                              WEIGHTED
                                                              AVERAGE      NUMBER OF
                                                              EXERCISE       SHARES
                                                               PRICES    (IN THOUSANDS)
                                                              --------   --------------
Outstanding at January 1, 1997..............................   $ 6.18           970
Granted.....................................................     8.61           428
Forfeited...................................................     6.68          (197)
Expired.....................................................     5.46           (27)
Exercised...................................................     3.49          (122)
                                                               ------        ------
Outstanding at December 31, 1997............................     7.40         1,052
Granted.....................................................     7.19         1,794
Forfeited...................................................     7.14           (64)
Expired.....................................................     5.05           (14)
Exercised...................................................     5.44          (174)
                                                               ------        ------
Outstanding at December 31, 1998............................     7.41         2,594
Granted.....................................................    16.68         3,641
Forfeited...................................................     9.52           (57)
Expired.....................................................     5.85            (1)
Exercised...................................................     6.68          (436)
                                                               ------        ------
Outstanding at December 31, 1999............................   $13.33         5,741
                                                               ======        ======

    The following table summarizes weighted-average option exercise price information:

                                                   OPTIONS OUTSTANDING
                                          -------------------------------------       OPTIONS EXERCISABLE
                                              NUMBER                              ----------------------------
                                          OUTSTANDING AT   WEIGHTED    WEIGHTED        NUMBER         WEIGHTED
                RANGE OF                   DECEMBER 31,     AVERAGE    AVERAGE     EXERCISABLE AT     AVERAGE
                EXERCISE                       1999        REMAINING   EXERCISE   DECEMBER 31, 1999   EXERCISE
                 PRICES                   (IN THOUSANDS)     LIFE       PRICE      (IN THOUSANDS)      PRICE
       --------------------------         --------------   ---------   --------   -----------------   --------
            $ 0.15 - $ 5.00                     433         7 Years     $ 4.38            198          $ 3.66
              5.01 -  10.00                   2,080         4 Years       5.94          1,575            5.89
             10.01 -  15.00                   1,361         4 Years      11.68            897           12.37
             15.01 -  25.00                   1,473         3 Years      21.17          1,087           20.66
             25.01 -  55.00                     394         3 Years      38.55            282           37.40
                                              -----                     ------          -----          ------
                                              5,741                     $13.33          4,039          $13.40
                                              =====                     ======          =====          ======

    The exercise price of all options approximates the fair market value of the Common Stock on the date of grant.

(14) STOCKHOLDER RIGHTS PLAN

    Effective December 6, 1999, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each stockholder of record on December 24, 1999, received one preferred share

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(14) STOCKHOLDER RIGHTS PLAN (CONTINUED) purchase right (a "Right") for each outstanding share of common stock. Each share of common stock issued after the distribution is accompanied by a Right.

    When a right becomes exercisable it entitles the holder to buy one two-hundred thousandth of a share of a new series of preferred stock for $210. The Rights are subject to adjustment upon the occurrence of certain dilutive events. The Rights will become exercisable only when a person or group becomes the beneficial owner of 15% or more of the outstanding shares of common stock or 10 days after a person or group announces a tender offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. No certificates representing the Rights will be issued unless the Rights become exercisable.

    Under certain circumstances, holders of Rights, except a person or group described above, and certain related parties, will be entitled to purchase shares of common stock at 50% of the price at which the common stock traded prior to the acquisition or announcement. In addition, if the Company is acquired after the Rights become exercisable, the Rights will entitle those holders to buy the acquiring company's shares at a similar discount.

    The Company is entitled to redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on December 5, 2009. The preferred stock issuable upon exercise of Rights consists of Series A Junior Participating Preferred Stock of the Company.

(15) LETTER OF CREDIT

    The Company has a revolving line of credit agreement which provides for secured borrowings of up to $25.0 million, as amended. At December 31, 1998 and 1999, the Company had no borrowings under this line of credit. At December 31, 1998 and 1999, standby letters of credit of approximately $3.3 million and $15.4 million, respectively, have been issued under this line of credit agreement.

    In connection with the Company's joint construction of the civil works associated with a national communications network being constructed in Germany during 1999, the Company was required to obtain a letter of credit of approximately $112.8 million (DM219.1 million) in support of its obligation. At December 31, 1999, the total amount outstanding relating to this letter of credit was approximately $50.2 million (DM97.4 million) and was collateralized by cash deposits.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(16) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                     1997       1998       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Cash used in operating activities included:
Interest paid....................................   $  134    $31,560    $ 82,363
Noncash investing and financing activities
  included:
  Assets acquired under capital lease
    obligations..................................    1,122     30,359      18,335
  Common stock issued for network construction...       --         --       4,500
  Conversion of preferred stock and convertible
    debentures...................................       --         --      60,791
  Common stock issued for acquisitions...........       --      3,375     560,702
  Value of options and warrants exchanged for
    options and warrants of Destia...............       --         --     111,573
  Exchange of senior debt........................       --         --     205,790

(17) COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    At December 31, 1999, the Company was committed under non-cancelable operating and capital leases for the rental of office space, network locations and communication systems.

    The Company's future minimum capital and operating lease payments are as follows (in thousands):

                                                           CAPITAL    OPERATING
                                                           --------   ---------
2000.....................................................  $ 13,780    $10,940
2001.....................................................    12,439     10,285
2002.....................................................     3,645      9,609
2003.....................................................     2,936      8,050
2004.....................................................     2,932      7,308
Thereafter...............................................    56,201     31,781
                                                           --------    -------
      Total minimum lease payments.......................    91,933    $77,973
                                                                       =======
Less amounts representing interest.......................   (44,432)
                                                           --------
                                                           $ 47,501
                                                           ========

    Total rent expense amounted to $1.3 million, $1.8 million and $6.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

    (B) PURCHASE COMMITMENTS

    The Company continues to build its advanced broadband network that will link 40 major cities in Western Europe and is continually upgrading and expanding its network and its switching facilities. In connection therewith, the Company has entered into purchase commitments to spend approximately $147.9 million.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(17) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (C) LITIGATION

    From time to time, the Company is subject to litigation in the normal course of business. The Company believes that any adverse outcome from litigation would not have a material adverse effect on its financial position or results of operations.

    (D) 401(K) PLAN

    The Company established a 401(k) Plan on January 1, 1996 that is available to all employees for enrollment on the first day of the quarter following 90 days of service. Employees may contribute up to 15 percent of their salary. At the discretion of management, the Company can make matching contributions to the 401(k) Plan up to 6% of the employees' salary. The Company contributed
$.2 million and $.4 million for 1998 and 1999, respectively.

(18) REGULATORY MATTERS

    The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.

(19) RELATED PARTY TRANSACTIONS

    On June 3, 1998, the Company entered into a Mutual Cooperation Agreement with Martin Varsavsky, then a greater than ten percent stockholder of the Company, and Jazz Telecom S.A. pursuant to which Mr. Varsavsky agreed to lock-up his Viatel shares for a specified period, and the Company agreed to release any past claims which the Company had against either Jazz Telecom S.A. and Mr Varsavsky in exchange for their respective release of any claims against the Company. On November 13, 1998, Mr. Varsavsky entered into an additional lock-up agreement with the Company pursuant to which Mr. Varsavsky agreed that he would not sell, contract to sell, announce an intention to sell, pledge or otherwise dispose of his shares of the Company's common stock, either directly or indirectly, without the prior written consent of the Company until after August 12, 1999.

    During 1998 and 1999, the Company entered into agreements with Cignal Global Communications, Inc. ("Cignal"), pursuant to which the Company sold network transmission systems. Consideration received was in the form of 650,000 and 350,000 shares of Cignal's common stock, respectively. The Company recognized $3.25 million and $1.75 million of revenue in 1998 and 1999, respectively, the fair value of the network transmission systems. The Company's Chairman and Chief Executive Officer is a director of Cignal.

    During 1999, the Company entered into agreements with Sonic Telecommunications International ("Sonic") pursuant to which the Company sold network transmission systems. Consideration received was in the form of notes receivable amounting to approximately $7.1 million at December 31, 1999. The Company recognized $6.7 million of revenue in 1999, which represents the fair value of the network transmission systems. The Company's Chairman and Chief Executive Officer is a director of Sonic.

                         VIATEL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

(20) SUBSEQUENT EVENTS

    ACQUISITION

    On February 29, 2000, the Company acquired the entire issued and outstanding share capital of AT&T Corporation's U.K. subsidiary, AT&T Communications (UK) Limited ("AT&T UK"). The Company paid $125 million in cash for AT&T UK. As a result of the transaction, AT&T UK became a wholly-owned subsidiary of the Company. The transaction will be accounted for as a purchase.

    ISSUANCE OF CONVERTIBLE PREFERRED STOCK -- UNAUDITED

    On February 1, 2000, the Company executed a securities purchase agreement pursuant to which the Company agreed to issue, and certain investors identified therein committed to buy, $325 million in Series B Cumulative Convertible Preferred Stock for net proceeds to the Company of $307.1 million. The Series B preferred accrues interest at an annual rate of 7.50%, may be converted at the option of the holder at a conversion price of $46.25 per share and is mandatorily redeemable in 2015. As part of this financing, the Company also issued warrants to purchase 753,116 shares of common stock, 50% of which are exercisable for 5 years at a price of $75 per share, and 50% of which are exercisable for 7 1/2 years at a price of $100 per share. In addition, the Company issued warrants to purchase 7,532 shares of its Series C preferred stock (each share of which is convertible into 100 shares of the Company's common stock), 50% of which are exercisable for 5 years at a price of $7,500 per share and 50% of which are exercisable for 7 1/2 years at a price of $10,000 per share. The transaction closed on March 9, 2000, following receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance.

    OFFERING OF TRUST CONVERTIBLE PREFERRED SECURITIES -- UNAUDITED

    On April 12, 2000, Viatel Financing Trust I, a Delaware trust and subsidiary of the Company (the "Trust"), sold $180 million of 7 3/4% trust convertible preferred securities. The trust convertible preferred securities were sold pursuant to a private placement transaction.

    DEBT OFFERING -- UNAUDITED

    On April 14, 2000, the Company executed a placement agreement under the terms of which it agreed to sell [EURO]300 million of 12 3/4% senior euro notes due 2008. The transaction is expected to be completed on April 20, 2000.

    TRANS-ATLANTIC CAPACITY--UNAUDITED

    On April 10, 2000, the Company executed a definitive agreement with Level 3 Communications ("Level 3"), under the terms of which the Company acquired a 25% ownership interest in the trans-Atlantic fiber optic cable project being developed by Level 3. The Company's required commitment in 2000 to fund this purchase is approximately $140 million.

                         VIATEL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE    ADDITIONS
                                                 AT       CHARGED TO                              BALANCE
                                              BEGINNING    COST AND                    OTHER      AT END
                DESCRIPTION                   OF PERIOD    EXPENSES    RETIREMENTS    CHANGES    OF PERIOD
                -----------                   ---------   ----------   -----------   ---------   ---------
Reserves and allowances deducted from asset
  accounts:

Allowances for uncollectible accounts
  receivable

  Year ended December 31, 1997..............      602        2,733        2,294            --      1,041

  Year ended December 31, 1998..............    1,041        4,225          544            --      4,722

  Year ended December 31, 1999..............    4,722       11,511        6,199            --     10,034

Allowances for asset impairment

  Year ended December 31, 1997..............      560           --           --            --        560

  Year ended December 31, 1998..............      560           --           --            --        560

  Year ended December 31, 1999..............      560           --           --            --        560

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to our directors and executive officers as of March 28, 2000.

NAME                                            AGE                        POSITION
----                                        -----------   ------------------------------------------
Michael J. Mahoney(1)(2)..................           40   Chairman of the Board and Chief Executive
                                                            Officer
Alfred West...............................           38   Vice Chairman of the Board
William C. Murphy.........................           45   President and Director
Allan L. Shaw(1)..........................           36   Chief Financial Officer and Director
Sheldon M. Goldman........................           40   Executive Vice President, Corporate
                                                          Development and Director
Francis J. Mount..........................           57   Chief Technology Officer and Director
Lawrence G. Malone........................           48   Executive Vice President, Wholesale Sales
                                                          and Marketing
Abe Grohman...............................           40   Chief Information Officer
James P. Prenetta.........................           37   Senior Vice President and General Counsel
Glenn Davidson............................           46   Senior Vice President, Corporate
                                                          Communications and External Affairs
Ellen Rudin...............................           37   Senior Vice President, Global Real Estate
                                                            Acquisition and Administration
Julie Partridge...........................           36   Senior Vice President, Human Resources
Wayne Myers...............................           46   President, European Operations
Jan Sarro.................................           45   Acting President, North American
                                                          Operations
John G. Graham(1)(2)(3)...................           61   Director
Paul G. Pizzani(1)(2)(3)..................           40   Director
Edward C. Schmults........................           69   Director
John R. Muse..............................           49   Director

------------------------

(1) Member of the Directors Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

    MICHAEL J. MAHONEY. Mr. Mahoney has served as Chairman of the Board of Viatel since September 1998 and as its Chief Executive Officer since
September 1997. Mr. Mahoney has been a director of Viatel since 1995. Mr. Mahoney was also Viatel's President from September 1996 to February 2000, Chief Operating Officer from September 1996 to September 1997, Executive Vice President, Operations and Technology of Viatel from July 1994 to September 1996 and Managing Director, Intercontinental of Viatel from January 1996 to September 1996. From August 1990 to June 1994, Mr. Mahoney was employed by SITEL Corporation, a teleservices company, most recently as President, Information Services Group. From August 1987 to August 1990, Mr. Mahoney was employed by URIX Corporation, a manufacturer of telecommunications hardware and software, in a variety of sales and marketing positions.

    ALFRED WEST. Mr. West has served as Vice Chairman of the Board of Viatel since December 1999. Prior to Viatel's acquisition of Destia in December 1999, Mr. West served as Destia's Chairman of the Board and Chief Executive Officer from its founding in 1992. Prior to founding Destia, Mr. West managed a family-owned textile trading company.

    WILLIAM C. MURPHY. Mr. Murphy has served as President of Viatel since February 2000 and as a Director of Viatel since March 2000. From 1988 to January 2000, Mr. Murphy was employed by British Telecom, most recently as its Director of Customer Service, Sales and Marketing, United Kingdom Corporate Clients Business Division. Before joining British Telecom, Mr. Murphy worked for ITT WorldCom for eight years.

    ALLAN L. SHAW. Mr. Shaw has served as Chief Financial Officer of Viatel since January 1996 and as a director of Viatel since June 1996. Mr. Shaw was Senior Vice President of Viatel from December 1997 to January 2000, Vice President, Finance of Viatel from January 1996 to December 1997 and Treasurer of Viatel from September 1996 to April 1998. Prior to becoming Vice President, Finance and Chief Financial Officer, Mr. Shaw served as Corporate Controller from November 1994 to December 1995. From August 1987 to November 1994,
Mr. Shaw was employed by Deloitte & Touche LLP, most recently as a Manager.
Mr. Shaw is a Certified Public Accountant and a member of the American Institute, United Kingdom Society and New York State Society of Certified Public Accountants.

    SHELDON M. GOLDMAN. Mr. Goldman has served as Executive Vice President, Corporate Development of Viatel since January 2000 and as a director of Viatel since December 1999. From August 1999 to January 2000, Mr. Goldman served as Senior Vice President, Business and Legal Affairs of Viatel. Prior to becoming Senior Vice President, Business and Legal Affairs, Mr. Goldman served as Senior Vice President, Business Affairs and General Counsel from December 1997 to August 1999. Prior to becoming Senior Vice President, Business Affairs and General Counsel of Viatel, Mr. Goldman served as Vice President, Business and Legal Affairs from December 1996 to December 1997 and as United States General Counsel of Viatel from April 1996 to December 1996. From January 1987 to
March 1996, Mr. Goldman was associated with the law firm of Wien, Malkin & Bettex. Since March 1996, Mr. Goldman has been Of Counsel to the law firm of Brief Kesselman Knapp & Schulman, LLP.

    FRANCIS J. MOUNT. Mr. Mount has served as Chief Technology Officer of Viatel since March 2000 and as a director of Viatel since June 1998. Prior to becoming Chief Technology Officer of Viatel, Mr. Mount served as Senior Vice President, Engineering and Network Operations from December 1997 to March 2000. From December 1997 to December 1999, Mr. Mount served as Viatel's Senior Vice President, Engineering and Network Operations. Prior to joining Viatel,
Mr. Mount was Senior Vice President, Business Initiatives of Primus Telecommunications Group from October 1997 to December 1997, responsible for Internet telephony, European operations and network quality. From June 1997 to October 1997, Mr. Mount was Executive Vice President and Chief Operating Officer of Telepassport, Inc. and was Vice President and Chief Operating Officer of Telepassport, Inc. from January 1996 to June 1997. From 1990 to January 1996, Mr. Mount was employed by MCI, most recently as Director, Global Technical Services, responsible for international development, alliance management and all technical operations and services outside the United States, including the construction and maintenance of large networks such as Hyperstream, "Concert" and private networks for large accounts such as J.P. Morgan, Procter and Gamble and I.B.M. From March 1967 to December 1989, Mr. Mount was employed by AT&T in various positions.

    LAWRENCE G. MALONE. Mr. Malone has served as Executive Vice President, Wholesale Sales and Marketing since March 2000. Prior to becoming Executive Vice President, Wholesale Sales and Marketing, Mr. Malone served as Senior Vice President, Global Sales and Marketing of Viatel from May 1997 to March 2000, as Vice President and Managing Director, Intercontinental of Viatel from
September 1996 to May 1997 and as its Vice President of Sales for Carriers/Wholesale from January 1995 to September 1996. From December 1993 to December 1994, Mr. Malone was employed by Frame Relay Technologies, a communications equipment manufacturer, as Director of Sales. From December 1987 to November 1993, Mr. Malone was employed by Republic Telcom Systems, a voice/data networking company, where he most recently served as Vice President of Sales and Marketing.

    ABE GROHMAN. Mr. Grohman has served as Chief Information Officer of Viatel since March 2000. Prior to Viatel's acquisition of Destia, Mr. Grohman served as Destia's Chief Information Officer from October 1997 to December 1999. From September 1994 to September 1997, Mr. Grohman was the Director of Management Information Systems for LDM Systems Inc., a switchless reseller. From May 1986 to September 1994, Mr. Grohman was President of DBA Consulting, an independent data processing consulting company.

    JAMES P. PRENETTA. Mr. Prenetta has served as Senior Vice President and General Counsel of Viatel since March 2000. Prior to becoming Senior Vice President and General Counsel, Mr. Prenetta served as Vice President and General Counsel of Viatel from August 1999 to March 2000. Mr. Prenetta has also served as Secretary since December 1999. Prior to joining Viatel, Mr. Prenetta was a partner at the law firm of Kelley Drye & Warren LLP from January 1998 to August 1999, where he specialized in a variety of areas of corporate representation, including securities, venture capital, finance and mergers and acquisitions. Prior to becoming a partner at Kelley Drye & Warren LLP, Mr. Prenetta was an associate at that firm from November 1995 to January 1998. From September 1987 to November 1995, Mr. Prenetta was an associate at the law firm of Mudge Rose Guthrie Alexander & Ferdon. Since August 1999, Mr. Prenetta has been Of Counsel to the law firm of Kelley Drye & Warren LLP.

    GLENN K. DAVIDSON. Mr. Davidson has served as Senior Vice President, Corporate Communications & External Affairs since March 2000. Prior to becoming Senior Vice President, Corporate Communications & External Affairs,
Mr. Davidson served as Vice President, Corporate Communications & External Affairs from August 1998 to March 2000. Prior to joining Viatel, Mr. Davidson was employed by the Computer & Communications Industry Association as Executive Vice President, Chief Operating Officer and Corporate Secretary from
September 1995 to July 1998. From November 1994 to September 1995, Mr. Davidson was an independent consultant. From May 1994 to November 1994, Mr. Davidson was the Campaign Manager for Douglas Wilder's bid for election to the United States Senate. From August 1991 to January 1994, Mr. Davidson was employed by the Office of Governor, Commonwealth of Virginia, most recently as Chief of Staff. From January 1990 to August 1991, Mr. Davidson was the Director of the Virginia Liaison Office, Commonwealth of Virginia. From 1985 to 1990, Mr. Davidson was employed by Computer & Communications Industry Association in various capacities, most recently as Vice President and Chief of Staff.

    ELLEN S. RUDIN. Ms. Rudin has served as Senior Vice President, Global Real Estate Acquisition and Administration since March 2000. Prior to becoming Senior Vice President, Ms. Rudin served as Vice President and Deputy General Counsel of Viatel from September 1998 to March 2000 and as Assistant Secretary from September 1997 to March 2000. Prior to becoming Vice President and Deputy General Counsel, Ms. Rudin served as Assistant General Counsel from October 1997 to September 1998, as Counsel from March 1997 to October 1997 and as a staff attorney from August 1996 to March 1997. From September 1987 to August 1996,
Ms. Rudin was associated with the law firm of Wien, Malkin & Bettex.

    JULIE PARTRIDGE. Ms. Partridge has served as Senior Vice President, Human Resources of Viatel since March 2000. Prior to Viatel's acquisition of AT&T Communications (UK) Limited on February 29, 2000, Ms. Partridge served as Human Resources Director of New Comms UK from November 1998 to March 2000. Prior to becoming Human Resources Director of New Comms UK, Ms. Partridge served as Human Resources Manager for Business Communications Services--Europe for AT&T Business Communications Services--Europe from January 1994 to October 1998.
Ms. Partridge is a corporate member of Institute of Personnel and Development
(IPD).

    WAYNE MYERS. Mr. Myers has served as President, European Operations of Viatel since March 2000. Prior to becoming President, European Operations,
Mr. Myers served as Vice President, European Sales of Viatel from January 1999 to March 2000 and as General Manager, European Sales of Viatel from July 1997 to January 1999. From February 1996 to June 1997, Mr. Myers was Channel Sales Director of PSI Net. From November 1994 to February 1996, Mr. Myers was a Sales Director for LDDS/WorldCom.

From June 1993 to November 1994, Mr. Myers was President of the Gold Club, a direct mail Company. From February 1988 to June 1993, Mr. Myers was employed by Cable & Wireless Communications, Inc. in various capacities, most recently as a National Account Director.

    JAN S. SARRO. Ms. Sarro has served as Acting President, North American Operations since March 2000. From January 1999 to March 2000, Ms. Sarro served as Viatel's Vice President, Carrier Sales. Prior to becoming Vice President, Carrier Sales, Ms. Sarro served as Viatel's General Manager, Carrier Sales from January 1998 to January 1999. Prior to joining Viatel, Ms. Sarro was a Vice President of Primus Telecommunications Group from October 1997 to December 1997. From September 1995 to October 1997, Ms. Sarro was a Vice President, Sales and Marketing of Telepassport, Inc. From 1987 to August 1995, Ms. Sarro served in various positions at a predecessor of WorldCom, most recently as Vice President of Product Development and Carrier Sales. From 1983 until 1987, Ms. Sarro was Director of Sales Administration and Customer Service for Argo Communications.

    JOHN G. GRAHAM.  Mr. Graham has served as a director of Viatel since
June 1998. Mr. Graham has been the President and Chief Operating Officer of Utilities Mutual Insurance Company since May 1, 1999, a position he assumed following his retirement from GPU Service, Inc. From December 1998 to May 1999, Mr. Graham was an Executive Vice President of GPU Service, Inc. and from 1987 to December 1998, was Senior Vice President and Chief Financial Officer of
GPU, Inc., a domestic and international electric utility and independent power generation company. Mr Graham was employed by GPU in various other capacities from 1976 to 1987. From 1970 to 1976, Mr. Graham was a Partner in the law firm of Ruprecht and Graham, Newark, New Jersey. From 1993 to 1997, Mr. Graham served as a Director and Chairman of the Audit Committee of Edisto Resources, Inc., which was engaged in the exploration, production and marketing of natural gas and oil.

    PAUL G. PIZZANI. Mr. Pizzani has served as a director of Viatel since April 1996. Mr. Pizzani is currently a partner at eVentures LLC. From November 1997 to March 1999, Mr. Pizzani served as a Managing Director of Wasserstein Perella Emerging Markets L.P. where he had been employed since November 1997. Prior to November 1997, Mr. Pizzani was associated with COMSAT Corporation and its subsidiaries in various capacities from November 1985 to October 1997, most recently as Treasurer.

    EDWARD C. SCHMULTS. Mr. Schmults has served as a director of Viatel since December 1999 and was a director of Destia prior to its acquisition by Viatel. Mr. Schmults served as Senior Vice President and General Counsel of GTE Corporation from February 1984 to June 1994. Mr. Schmults has held various positions in government, including Deputy Attorney General of the United States and Under Secretary of the U.S. Treasury Department. Mr. Schmults was a partner with White & Case, a law firm in New York City. Mr. Schmults is a Director of Greenpoint Financial Corp., The Germany Fund, The Central European Equity Fund and BT Insurance Funds, Inc. Mr. Schmults is also Chairman of the Board of Trustees of The Edna McConnell Clark Foundation, a charitable foundation.

    JOHN R. MUSE.  Mr. Muse has been a Director of Viatel since March 2000.
Mr. Muse is a Managing Director and Principal of Hicks, Muse, Tate & Furst, a private investment firm. Before joining Hicks Muse in 1989, Mr. Muse was with Prudential Securities, heading its investment/merchant banking activities for the Southwest region of the United States. Prior to joining Prudential Securities, from 1980 to 1984, Mr. Muse served as a Senior Vice President and Director of Schneider, Bemet & Hickman, Inc. and was responsible for its investment banking activities. Mr. Muse serves as a director of International Home Foods and of several portfolio companies in which Hicks Muse has invested, including Arena Brands Holding Corp., Arnold Palmer Golf Management Co., Glass's Information Services, Olympus Real Estate 4 Corporation, Regal Cinemas, Inc., Sunrise Television Corp., and Suiza Foods Corporation. Mr. Muse also serves as a director of the Southern Methodist University Edwin L. Cox School of Business.

BOARD OF DIRECTORS

    Our board of directors currently is comprised of ten directorships. The board consists of three classes: Class A, Class B and Class C. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Class C directors were elected at our 1999 annual meeting of stockholders, Class A directors will be elected at our annual meeting of stockholders in 2000 and Class B directors will be elected at our annual meeting to be held in the year 2001. In connection with our March 2000 $325 million private placement of shares of preferred stock, certain holders of such shares were granted the right to elect, as a class, one director to our board. This director has been elected as a Class C director. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired or otherwise left office.

    Our board has established three committees, a Compensation Committee, an Audit Committee and a Directors Committee. The current members of the Compensation Committee are Messrs. Mahoney, Graham and Pizzani; the current members of the Audit Committee are Messrs. Graham and Pizzani; and the current members of the Directors Committee are Messrs. Mahoney, Shaw, Graham and Pizzani. The Compensation Committee reviews general policy matters relating to compensation and benefits of our employees and officers and administers our stock incentive plans. The Audit Committee recommends to our board the firm of independent public accountants to audit our financial statements, reviews with management and the independent accountants our interim and year-end operating results, considers the adequacy of our internal controls and audit procedures and reviews the nonaudit services to be performed by the independent accountants. The Directors Committee searches for and interviews prospective directors, makes recommendations to the our board regarding the size of the board and candidates to fill vacancies on the board, including vacancies created by reason of an increase in the size of the board and nominates candidates for election to the board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act requires our directors, certain officers and persons holding more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all reports that they file. Based on our review of copies of such forms provided to us, we believe that all filing requirements were complied with during the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to our chief executive officer during 1999, and our other four most highly compensated executive officers during 1999 whose aggregate cash and cash equivalent compensation exceeded $100,000.

                                                 ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                        --------------------------------------   -------------------------
                                                                     OTHER
                                                                     ANNUAL       RESTRICTED    SECURITIES          ALL
                                                                  COMPENSATION      STOCK       UNDERLYING         OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY($)   BONUS($)(1)      ($)(2)      AWARDS($)(3)   OPTIONS(#)    COMPENSATION(4)
---------------------------  --------   ---------   -----------   ------------   ------------   ----------   -----------------
Michael J. Mahoney,......      1999     $367,833      $425,000         (2)        $2,351,939      90,474     $          10,000
  President and Chief          1998      289,583       260,000          --                --     360,771                10,000
  Executive Officer            1997      212,500       125,000          --                --          --                 9,500

Allan L. Shaw,...........      1999      231,750       252,000         (2)           864,596      42,642                10,000
  Senior Vice President,       1998      172,917       107,500          --                --     195,019                10,000
  Finance and Chief            1997      140,000        60,000          --                --      60,666                 8,400
  Financial Officer

Lawrence G. Malone,......      1999      232,850       245,000         (2)           864,596      42,642                10,000
  Senior Vice President,       1998      155,833       110,000          --                --     138,140                 9,350
  Global Sales and             1997      141,750        35,588          --                --      73,533                 8,505
  Marketing

Sheldon M. Goldman,......      1999      238,325       257,200         (2)           864,596      42,642                10,000
  Senior Vice President,       1998      182,917       112,000          --                --     162,500                10,000
  Business and Legal           1997      143,750        60,000          --                --      40,200                 9,000
  Affairs

Francis J. Mount(5),.....      1999      228,417       250,000         (2)           864,596      42,642                10,000
  Senior Vice President,       1998      175,000       107,500          --                --     122,500                10,000
  Engineering and
  Network Operations

------------------------

(1) Includes the following amounts for Messrs. Mahoney, Shaw, Malone, Goldman and Mount taken in the form of shares of restricted common stock, $39,000, $55,200, $43,720, $51,440 and $50,000, respectively.

(2) The aggregate value of the perquisites and other personal benefits received by each named executive has not been reported because such amount was below the SEC's required reporting threshold.

(3) Calculated based on a value of $53.625, the fair market value of our common stock on December 31, 1999. The stock performance criteria associated with these shares of restricted stock vested on March 29, 2000 when our common stock traded at or above $60 per share for a twenty (20) consecutive business day period. These shares remain subject to a minimum two year employment requirement but would vest upon a change of control or a termination of the named executive without cause.

(4) Represents matching contributions under our 401(k) plan.

(5) Mr. Mount began his employment with us in December 1997.

STOCK OPTION GRANTS

    The following table sets forth information regarding grants of options to purchase common stock made by us during the fiscal year ended December 31, 1999 to each of the executives named in the summary compensation table. No stock appreciation rights were granted during 1999.

                             OPTION GRANTS IN 1999

                                                  INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE
                             -----------------------------------------------------------       AT ASSUMED ANNUAL
                              NUMBER OF         PERCENT OF                                    RATES OF STOCK PRICE
                             SECURITIES        TOTAL OPTIONS                                    APPRECIATION FOR
                             UNDERLYING         GRANTED TO       EXERCISE                       OPTION TERM (3)
                               OPTIONS         EMPLOYEES IN       PRICE       EXPIRATION   --------------------------
NAME                         GRANTED (#)         1999 (1)      ($/SHARE)(2)      DATE         (5%)           (10%)
----                         -----------       -------------   ------------   ----------   -----------    -----------
Michael J. Mahoney.........   52,278(4)(5)          6.2%         $ 22.875      01/01/09    $  752,071     $1,905,899
                              38,196(4)(6)          4.6            43.00       06/01/09     1,032,820      2,617,572

Allan L. Shaw..............   38,519(4)(5)          4.6            22.875      01/01/09       554,137      1,392,511
                               4,123(4)(6)          0.5            43.00       06/01/09       111,486        287,549

Lawrence G. Malone.........   38,519(4)(5)          4.6            22.875      01/01/09       554,139      1,392,511
                               4,123(4)(6)          0.5            43.00       06/01/09       111,436        284,549

Sheldon M. Goldman.........   38,519(4)(5)          4.6            22.875      01/01/09       554,174      1,392,511
                               4,123(4)(6)          0.5            43.00       06/01/09       111,486        289,549

Francis J. Mount...........   38,519(4)(5)          4.6            22.875      01/01/09       554,139      1,392,511
                               4,123(4)(6)          0.5            43.00       06/01/09       111,486        289,549

------------------------

(1) We granted options to purchase a total of 837,709 shares of our common stock during 1999.

(2) The exercise price was equal to the fair market value of the shares of common stock underlying the options on the grant date.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the common stock over the term of the options. These assumptions are based on rules promulgated by the SEC and do not reflect our estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(4) Options granted to the executives named in the summary compensation table vest upon a change in control. See "--Employment Agreements."

(5) Options to purchase shares of our common stock vested and became exercisable as to 33.34% of these options on January 1, 2000 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 33.33% of these options.

(6) Options to purchase shares of our common stock will vest and become exercisable as to 33.34% of these options on June 1, 2000 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 33.33% of these options.

YEAR-END OPTION VALUES

    The following table sets forth information regarding the number and year-end value of unexercised options held at December 31, 1999 by each of the executives named in the summary compensation table. No stock appreciation rights were exercised by these executives during fiscal 1999.

                       FISCAL 1999 YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                            SHARES                          UNDERLYING UNEXERCISED            "IN-THE-MONEY"
                           ACQUIRED                            OPTIONS AT FISCAL             OPTIONS AT FISCAL
                              ON           VALUE                 YEAR-END (#)                  YEAR-END ($)
NAME                     EXERCISE (#)   REALIZED ($)       EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE (1)
----                     ------------   ------------       -------------------------   -----------------------------
Michael J. Mahoney.....         --               --              308,089/368,470          $15,436,113/$14,654,551
Allan L. Shaw..........     20,000       $852,500(2)             131,127/197,866              6,030,293/8,410,111
                             6,000        276,750(5)
Lawrence G. Malone.....     20,000        835,500(2)             113,409/164,239              5,257,128/6,869,187
Sheldon M. Goldman.....     19,999        757,962(3)              75,976/169,367              3,505,237/7,165,441
Francis J. Mount.......     13,333        593,319(4)              15,590/126,558                714,530/5,208,790
                             3,667        161,348(4)
                             6,000        276,750(5)

------------------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $53.625 per share, the fair market value of our common stock issuable upon exercise of options at December 31, 1999 and the exercise price of the option, multiplied by the applicable number of options.

(2) The amount set forth represents the difference between $47.625 per share, the fair market value of our common stock issuable upon exercise of these options at June 23, 1999, and the exercise price of the option, multiplied by the applicable number of options.

(3) The amounts set forth represent the difference between $43.750 per share, the fair market value of our common stock issuable upon exercise of these options at June 22, 1999, and the exercise price of the option, multiplied by the applicable number of options.

(4) The amounts set forth represent the difference between $49.50 per share, the fair market value of our common stock issuable upon exercise of these options at June 7, 1999, and the exercise price of the option, multiplied by the applicable number of options.

(5) The amount set forth represents the difference between $51.625 per share, the fair market value of our common stock issuable upon exercise of these options at June 24, 1999, and the exercise price of the option, multiplied by the applicable number of options.

EMPLOYMENT AGREEMENTS

    We have executed new employment agreements with Messrs. Mahoney, Shaw and Goldman, pursuant to which Mr. Mahoney serves as our Chief Executive Officer, Mr. Shaw serves as our Chief Financial Officer and Mr. Goldman serves as our Executive Vice President, Corporate Development. In addition, we have executed employment agreements with Alfred West, William Murphy, Lawrence Malone and Francis Mount, pursuant to which Mr. West serves as Vice Chairman of our board, Mr. Murphy serves as President, Mr. Malone serves as Executive Vice President, Wholesale Sales and Marketing and Mr. Mount serves as our Chief Technology Officer. The term of the Mahoney employment agreement extends for a period of three years, and the term of the employment agreement of each of Messrs. Shaw, Goldman, West, Murphy, Malone and Mount extends for a period of two years, in each case unless earlier terminated in accordance with the terms of the respective agreement. Pursuant to the respective employment agreements, Mr. Mahoney is entitled to receive an annual base salary of $450,000 (subject to adjustments), Mr. West is entitled to receive an annual base salary of $400,000, Mr. Murphy is entitled to receive an annual base salary of $395,000, Mr. Shaw is entitled to receive an annual base salary of $299,000, Mr. Goldman is entitled to receive an annual base salary of $304,200 and Messrs. Malone and Mount are each entitled to receive an annual base salary of $250,000, subject, in each case, to increases approved from time to time by the compensation committee of our board in its sole discretion. In addition, Mr. Mahoney's employment agreement provides for an annual cash bonus payment equal to 100% of his base salary, Mr. West's employment agreement provides for an annual cash bonus payment equal to 90% of his base salary, Mr. Murphy's agreement provides for an annual cash bonus payment equal to 85% of his base salary and each of Messrs. Shaw's, Goldman's, Mount's and Malone's employment agreements provides for an annual cash bonus payment equal to 80% of their respective base salaries, in each case multiplied by a bonus multiple ranging from 0.6 to 2.0 determined based upon a comparison of actual versus budgeted EBITDA and revenue figures. Each of these employment agreements also
(1) provides that the executive is entitled to receive annual grants of stock options or restricted stock in amounts to be determined by the our board (or any committee thereof) in its sole and absolute discretion, except that Mr. West is entitled to receive a minimum of 20,000 shares of restricted stock with respect to each of calendar years 2000 and 2001, (2) provides that following a change in control (defined therein), we will be obligated to pay the executive an amount equal to the severance amount (defined therein), together, in the case of Messrs. Mahoney, Murphy, Shaw, Goldman, Mount and Malone, any applicable excise tax gross up on such amount, if the executive's employment is terminated, and
(3) with respect to each executive, includes a non-competition covenant and contains a prohibition on the solicitation of our employees.

    For purposes of each of the foregoing employment agreements, "change in control" is defined to mean such time as (1) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act, becomes the ultimate "beneficial owner" (as defined in Rule 13d-3 of the Securities Exchange Act) of more than 50% of the total voting power of our then outstanding voting stock on a fully diluted basis or (2) individuals who at the beginning of any period of two consecutive calendar years constituted our board (together with any new directors whose election by our board or whose nomination for election by our stockholders was approved by a vote of at least two-thirds of the members of the Viatel board then still in office who either were members of our board at the beginning of this period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the members of our board then in office.

STOCK INCENTIVE PLANS

    We have adopted an Amended Stock Incentive Plan (the "Stock Incentive Plan"), the Amended and Restated 1999 Flexible Incentive Plan (the "1999 Flexible Incentive Plan") (previously a Destia plan) and the Amended and Restated 1996 Flexible Incentive Plan (previously a Destia plan) (the "1996 Flexible Incentive Plan," and collectively with the Stock Incentive Plan and the 1999 Flexible Incentive Plan, the "Plans"). Pursuant to the Plans, "non-qualified" stock options to acquire shares of common stock may be granted to our employees, directors and consultants and "incentive" stock options to acquire shares of common stock may be granted to our employees, including employee-directors. The Plans also provide for the grant of stock appreciation rights and shares of restricted common stock to our employees, directors and consultants.

    The Plans are currently administered by the compensation committee of our board. The Stock Incentive Plan allows for the issuance of up to a maximum of 5,300,000 shares of common stock. The 1999 Flexible Incentive Plan allows for the issuance of up to a maximum of 2,670,000 shares of common stock, provided, however, that no individual may receive awards of more than 445,000 shares of common stock in any calendar year. The 1996 Flexible Incentive Plan allows for the issuance of up to a maximum of 2,447,500 shares of common stock, of which 2,336,250 shares may be in the form of voting stock and 111,250 shares may be in the form of non-voting stock. As a result of our acquisition of Destia, virtually all options granted by Destia prior to the merger vested and became exercisable. Any options granted under the 1999 Flexible Incentive Plan and the 1996 Flexible Incentive Plan after our acquistion of Destia will be subject to accelerated vesting only as described below. Under the Plans, the option price of any incentive stock option may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of a non-qualified stock option may be less than the fair market value on the date the non-qualified stock option is granted if our board so determines. An incentive stock option may not be granted to a "ten percent stockholder" (as that term is defined in Section 422A of the

Internal Revenue Code of 1986) unless the exercise price is at least 110.0% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Each option granted pursuant to the Plans is evidenced by a written agreement, which contains the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. Common stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in that agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

    For options to qualify as incentive stock options, the aggregate fair market value, determined on the date of grant, of the shares with respect to which the incentive stock options are exercisable for the first time by the grantee during any calendar year may not exceed $100,000. Payment by option holders upon exercise of an option may be made in cash or, with the consent of our board, in whole or in part,

    -  with shares of common stock,

    - by irrevocable direction to an approved securities broker to sell shares and deliver all or a portion of the proceeds to us,

    - by delivery of a promissory note with any provisions that our board determines appropriate, or

    -  in any combination of these three possibilities.

    In addition, our board, in its sole discretion, may authorize the surrender by an optionee of all or part of an unexercised stock option and authorize a payment in consideration thereof of an amount equal to the difference between the aggregate fair market value of the shares of common stock subject to the stock option and the aggregate option price per share of such common stock. In the discretion of the board, this payment may be made in cash, shares of common stock with a fair market value on the date of surrender equal to the payment amount or some combination of the two.

    The Plans provide that outstanding options, restricted shares of common stock or stock appreciation rights vest in their entirety and become exercisable, or with respect to restricted common stock, are released from restrictions on transfer and repurchase rights, in the event of a "corporate transaction," unless assumed by the successor corporation. For purposes of the Plans, a corporate transaction includes any of the following stockholder-approved transactions to which Viatel is a party:

    - a merger or consolidation in which Viatel is not the surviving entity, other than a transaction the principal purpose of which is to change the state of Viatel's incorporation, or a transaction in which Viatel's stockholders immediately prior to the merger or consolidation hold (by virtue of securities received in exchange for their shares in Viatel) securities of the surviving entity representing more than 50.0% of the total voting power of that entity immediately after the transaction,

    - the sale, transfer or other disposition of all or substantially all of the assets of Viatel unless Viatel's stockholders immediately prior to the sale, transfer or other disposition hold (by virtue of securities received in exchange for their shares in Viatel) securities of the purchaser or other transferee representing more than 50.0% of the total voting power of that entity immediately after the transaction, or

    - any reverse merger in which Viatel is the surviving entity but in which Viatel's stockholders immediately prior to the merger do not hold (by virtue of their shares in Viatel held immediately prior to such transaction) securities of Viatel representing more than 50.0% of the total voting power of Viatel immediately after the transaction.

EMPLOYEE STOCK PURCHASE PLAN

    We have adopted an Employee Stock Purchase Plan (the "ESPP") which we intend to implement during the second quarter of 2000.

    Under the plan, eligible employees will be permitted to authorize payroll deductions of 1% to 20% of his or her base salary for the purpose of purchasing shares of our common stock. The amounts deducted during each six-month period will be accumulated and, at the end of such period, will be used to purchase shares of our common stock at the lower of 85% of the closing market price on the first trading day of the relevant participation period or 85% of the closing market price on the exercise date.

    The ESPP, which will be administered by the Compensation Committee of our board, allows for the issuance of up to a maximum of five hundred thousand (500,000) shares of common stock. Under the ESPP, a participant will have no rights as a stockholder until he or she acquires the stock at the end of the relevant participation period.

    The ESPP provides that in the event of any reorganization, recapitalization, stock split, reverse stock split, stock dividend, combination of shares, merger, consolidation, offering of rights or other similar change in the capital structure of Viatel, the administrator of the plan may make such adjustment, if any, as it deems appropriate in the number, kind and purchase price of the shares available for purchase under the plan and in the maximum number of shares that may be issued under the plan, subject to the approval of the board of directors. If we are acquired in a transaction whereby we are not the surviving entity or all or substantially all of its assets are acquired, the administrator of the plan will be permitted to determine a plan termination date. This date must precede the expected effective date of such acquisition by not more than sixty (60) days. In the event the ESPP is terminated and the acquisition transaction is not consummated, the plan may be reactivated on a date determined by the Employee Stock Purchase Plan Committee.

    The ESPP is designed to qualify as an "employee stock purchase plan" within the meaning of Section 423 or any successor provisions of the Internal Revenue Code and related regulations.

MANAGEMENT SEVERANCE PLAN

    On December 8, 1999, we implemented a Management Severance Plan, which provides that any of our employees who hold the title of director or above and are selected to participate in the plan shall be entitled to receive at least six months base salary and accelerated vesting of options and restricted stock in the event the employee is terminated without "cause" within eighteen (18) months following a change in control of Viatel. For purposes of this plan, a termination without "cause" includes a voluntary termination due to a reduction in the employee's base pay and a forced relocation of the employee to a site in excess of sixty (60) miles from his or her worksite. For purposes of this plan, change in control has the same meaning described above under "Employment Agreements." Decisions of the plan administrator concerning eligibility and entitlement to benefits are final and binding on all parties.

COMPENSATION OF DIRECTORS

    We pay an annual fee to non-employee directors consisting of $15,000 in cash, paid in quarterly installments, $15,000 worth of restricted stock, and 1,000 options to purchase shares of common stock. In addition, non-employee directors also receive $1,200 for each board meeting attended and held separately and $600 for each board meeting or committee meeting participated in by telephone. Directors who are also our employees are not separately compensated for serving on our board. All directors are reimbursed for out-of-pocket expenses incurred in attending board meetings and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1999, the members of our Compensation Committee were Messrs. Mahoney, Pizzani and Graham. Mr. Mahoney is our Chairman of the Board and Chief Executive Officer. None of our executive officers currently serves on the compensation committee of another entity or any other committee of the board of directors of another entity performing functions similar to the compensation committee. No interlocking relationships exist between our board of directors or our compensation committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 28, 2000, by (1) each person known to us to own beneficially more than 5% of our outstanding shares of common stock,
(2) each of our directors, (3) each person named in the summary compensation table, and (4) all of our executive officers and directors, as a group. All information with respect to beneficial ownership has been furnished to us by the respective stockholders.

NAME AND ADDRESS OF                                            AMOUNT AND NATURE OF     PERCENTAGE
BENEFICIAL OWNER                                              BENEFICIAL OWNERSHIP(1)    OF CLASS
-------------------                                           -----------------------   ----------
College Retirement Equities Fund(2) ........................         2,630,179               5.5%
  730 Third Avenue
  New York, NY 10017
Alfred West(3)..............................................         5,092,144              10.6
Michael J. Mahoney(4).......................................           571,302               1.2
Allan L. Shaw(4)............................................           245,307             *
Lawrence G. Malone(4).......................................           214,463             *
Sheldon M. Goldman(4)(5)....................................           180,198             *
Francis J. Mount(4).........................................           135,943             *
Edward C. Schmults(4).......................................             7,869             *
John G. Graham(4)...........................................             3,497             *
Paul G. Pizzani(4)..........................................             2,497             *
John R. Muse(6).............................................                --             *
William Murphy..............................................            49,075             *
Thomas O. Hicks ............................................         4,519,599(7)            9.4
  200 Crescent Court
  Dallas, Texas 75201
Chase Equity Associates, LLC ...............................         3,185,875(8)            6.6
  380 Madison Avenue
  12th Floor
  New York, New York 10017
All directors and executive
  officers as a group (18 persons)..........................         6,747,860              13.9%

------------------------

* Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Except as otherwise indicated, the address of each person listed in the table is c/o Viatel, Inc., 685 Third Avenue, New York, New York 10017. Attn: General Counsel.

(2) Includes 900 shares held by TIAA Separate Account VA-1; 90,655 shares held by TIAA-CREF Mutual Funds; 6,479 shares held by TIAA-CREF Institutional Mutual Funds; and 100 shares held by TIAA-CREF Life Funds.

(3) Includes 397,593 shares held by AT Econ Ltd. Partnership and 39,297 shares held by AT Econ Ltd. Partnership No. 2.

(4) Includes shares of common stock which these individuals have the right to acquire through the exercise of options within 60 days of March 28, 2000, as follows: Michael J. Mahoney, 286,033; Allan

    L. Shaw, 139,187; Lawrence G. Malone, 104,202; Sheldon M. Goldman, 93,215; Francis J. Mount, 0; Edward C. Schmults, 5,340; John G. Graham, 1,463; and Paul G. Pizzani, 1,463.

(5) Includes 1,000 shares owned by Mr. Goldman's wife. Mr. Goldman disclaims "beneficial ownership" of such shares within the meaning of Rule 13d-3 under the Securities Exchange Act.

(6) Mr. Muse, one of our directors, was appointed to our board of directors on behalf of the holders of our Series B-1 7.50% cumulative convertible preferred stock.

(7) The amount shown for Mr. Hicks is based upon a Schedule 13D filed on March 20, 2000 by Mr. Hicks, chief executive officer of Hicks, Muse, Tate & Furst Incorporated, Hicks, Muse, Tate & Furst Europe Fund, L.P.; HMEU Viatel Qualified Fund LLC; Hicks, Muse, Tate & Furst Europe Private Fund, L.P.; HMEU GP LLC; HMEU Viatel I-EQ Coinvestors, LLC; HMEU I-EQ Coinvestors, L.P.; HMEU Viatel I-SBS Coinvestors, LLC; HMEU I-SBS Coinvestors, L.P.; HMEU Intermediate Partners I-C, L.P.; Viatel PG Europe LLC; HM PG Europe I, C.V.; HMEU Fund I-C, Inc.; HMTF Bridge Viatel, LLC; HMTF Bridge Partners, L.P.; and HMTF Bridge Partners, LLC. The amount shown assumes conversion of all of our Series B-1 7.50% cumulative convertible preferred stock beneficially owned by such entities. The shares shown are subject to shared voting and investment power.

(8) The amount shown assumes conversion of all Series B-2 7.50% cumulative convertible preferred stock beneficially owned by Chase Equity Associates, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Through August 1999, James Prenetta, Senior Vice President and General Counsel of Viatel, was a partner at the law firm of Kelley Drye & Warren LLP, Viatel's primary U.S. outside counsel. Mr. Prenetta is currently Of Counsel to Kelley Drye & Warren LLP and, in such capacity, continues to receive certain payments from such firm.

    Destia had outstanding loans of $308,000 due to Mrs. Rose West, the mother of Messrs. Alfred West and Steven West. Destia has repaid these loans in full.

    Alfred West has borrowed approximately $234,000 from Destia pursuant to unsecured, interest bearing notes, repayable upon demand.

    Sonja Gross, the sister of Alfred West, previously owned a 28% interest in Destia's Swiss subsidiary, Econophone Services GmbH. On March 30, 1999, Destia acquired Ms. Gross' interest in such company in exchange for 103,981 shares of restricted voting common stock of Destia.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. Financial Statements.

    The financial statements are included in Part II, Item 8 of this report.

    2. Financial Statement Schedules and Supplementary Information Required to be Submitted.

    Any required financial statement schedules are included in Part II,
    Item 8 of this report.

(B) Report on Form 8-K.

    Viatel filed a Report on Form 8-K dated November 3, 1999, pursuant to
    Item 5 thereof.

    Viatel filed a Report on Form 8-K dated December 9, 1999, pursuant to
    Item 7 thereof.

    Viatel filed a Report on Form 8-K dated December 17, 1999, pursuant to
    Item 2 thereof.

    Viatel filed a Report on Form 8-K dated December 24, 1999, pursuant to
    Item 5 thereof.

    Viatel filed a Report on Form 8-K dated December 29, 1999, pursuant to
    Item 7 thereof.

(C) Index to Exhibits.

    The following is a list of all Exhibits filed as part of this report:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
           2.1          Agreement and Plan of Merger, dated as of August 27, 1999, by and among Viatel, Inc., Viatel Acquisition Corp. and
                        Destia Communications, Inc. (incorporated herein by
                        reference to Exhibit 2.1 to Viatel, Inc.'s Registration
                        Statement on Form S-4, filed on October 15, 1999,
                        Registration No. 333-89143) ("Viatel's October 1999 Form
                        S-4").

           2.2          Agreement for the sale and purchase of the entire issued
                        share capital of AT&T Communications (UK) Limited, by and
                        among AT&T Communications Services International, Inc.,
                        Global Card Holdings Inc., Viatel, Inc. and Viatel Global
                        Communications Limited, dated February 29, 2000
                        (incorporated herein by reference to Exhibit 2.2 to Viatel,
                        Inc.'s Form 8-K, filed on March 13, 2000, File
                        No. 000-21261).

         3.1(i)*        Amended and Restated Certificate of Incorporation of Viatel,
                        Inc. (incorporated herein by reference to Exhibit 3.1(i)(b)
                        to Viatel, Inc.'s Registration Statement on Form S-1,
                        Registration No. 333-09699, filed on August 7, 1996
                        ("Viatel's Form S-1")); Certificate of Designations,
                        Preferences and Rights of 10% Series A Redeemable
                        Convertible Preferred Stock, $.01 par value per share
                        (incorporated herein by reference to Exhibit 3(i)(b) to
                        Viatel, Inc.'s Registration Statement on Form S-4, filed on
                        July 10, 1998, File No. 333-58921 ("Viatel's 1998
                        Form S-4")); Certificate of Amendment to Viatel, Inc.'s
                        Amended and Restated Certificate of Incorporation
                        (incorporated herein by reference to Exhibit 4.9 to Viatel,
                        Inc.'s quarterly report on Form 10-Q for the quarter ended
                        September 30, 1998, File No. 000-21261); Second Certificate
                        of Amendment to Viatel, Inc.'s Amended and Restated
                        Certificate of Incorporation (incorporated herein by
                        reference to Exhibit 3.1(i) to Viatel's October 1999 Form
                        S-4); Certificate of Designations of Series A Junior
                        Participating Preferred Stock of Viatel, Inc. (incorporated herein by reference to Exhibit 3(i)(2) to Viatel, Inc.'s
                        Form 8-K, filed on December 29, 1999, File No. 000-21261);
                        Certificate of Designations, Preferences and Rights of 7.50%
                        Cumulative Convertible Preferred Stock Series B-1 Due 2015
                        (filed herewith); Certificate of Designations, Preferences and Rights of 7.50% Cumulative Convertible Preferred Stock
                        Series B-2 Due 2015 (filed herewith); and Certificate

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
                        of Designations, Preferences and Rights of Convertible
                        Preferred Stock Series C (filed herewith).

        3.1(ii)         Third Amended and Restated Bylaws of Viatel, Inc.
                        (incorporated herein by reference to Exhibit 3.1(ii) to Viatel's October 1999 Form S-4).

           4.1          Specimen of Viatel common stock certificate (incorporated by reference to Exhibit 4.4 of Viatel's Form S-1).

           4.2          Indenture, dated as of April 8, 1998, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s 12.50% Senior Discount Notes Due 2008 (including form of 12.50% Senior Discount Note) (incorporated herein by
                        reference to Exhibit 4.1 to Viatel's 1998 Form S-4).

           4.3          Indenture, dated as of April 8, 1998, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s 11.25% Senior Notes Due 2008 (including form of
                        11.25% Senior Note) (incorporated herein by reference to
                        Exhibit 4.2 to Viatel's 1998 Form S-4).

           4.4          Indenture, dated as of April 8, 1998, among Viatel, Inc.,
                        The Bank of New York, as Trustee, and Deutsche Bank,
                        Aktiengesellschaft, as German Paying Agent and Co-Registrar,
                        relating to Viatel, Inc.'s 12.40% Senior Discount Notes Due
                        2008 (including form of 12.40% Senior Discount Note)
                        (incorporated herein by reference to Exhibit 4.3 to Viatel's
                        1998 Form S-4).

           4.5          Indenture, dated as of April 8, 1998, among Viatel, Inc.,
                        The Bank of New York, as Trustee, and Deutsche Bank,
                        Aktiengesellschaft, as German Paying Agent and Co-Registrar,
                        relating to Viatel, Inc.'s 11.15% Senior Notes Due 2008
                        (including form 11.15% Senior Note) (incorporated herein by reference to Exhibit 4.4 to Viatel's 1998 Form S-4).

           4.6          Indenture, dated as of March 19, 1999, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s U.S. dollar denominated 11.50% Senior Notes Due 2009
                        (including form of 11.50% Senior Dollar Note) (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s
                        Registration Statement on Form S-3, filed on February 12,
                        1999, File No. 333-72309 ("Viatel's February 1999
                        Form S-3")).

           4.7          Indenture, dated as of March 19, 1999, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s Euro denominated 11.50% Senior Notes due 2009
                        (including form of 11.50% Senior Euro Note) (incorporated
                        herein by reference to Exhibit 4.10 of Viatel's February
                        1999 Form S-3).

           4.8          Indenture, dated as of July 1, 1997, between Destia
                        Communications, Inc. and The Bank of New York, as Trustee,
                        relating to Destia Communications Inc.'s 13.50% Senior Notes due 2007 (including form of 13.50% Senior Note)
                        (incorporated herein by reference to Exhibit 4.5 of Destia
                        Communication's Registration Statement on Form S-4, File No.
                        333-47711 filed on August 7, 1997).

           4.9          Indenture, dated as of December 8, 1999, between Viatel,
                        Inc. and The Bank of New York, as Trustee, relating to
                        Viatel, Inc.'s U.S. dollar denominated 11.50% Senior Notes due 2009 (including form of 11.50% Senior Dollar Note)
                        (incorporated herein by reference to Exhibit 4.13 to Viatel's Current Report on Form 8-K filed on December 9,
                        1999, File No. 000-21261).

          4.10          Rights Agreement, dated as of December 6, 1999, between
                        Viatel, Inc. and The Bank of New York, as Rights Agent
                        (incorporated herein by reference to Viatel, Inc.'s
                        Registration Statement on Form 8-A, filed on December 24,
                        1999, File No. 000-21261).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
          10.1          Stockholder Agreement, dated as of August 27, 1999, among
                        Alfred West, AT Econ Limited Partnership, AT Econ Ltd.
                        Partnership No. 2, Viatel, Inc., Viatel Acquisition Corp.
                        and Destia Communications, Inc. (incorporated herein by
                        reference to Exhibit 10.1 to Viatel's October 1999 Form
                        S-4).

          10.2          Stockholder Agreement, dated as of August 27, 1999, among
                        Steven West, SS Econ Limited Partnership, SS Econ Ltd.
                        Partnership No. 2, Viatel, Inc., Viatel Acquisition Corp.
                        and Destia Communications, Inc. (incorporated herein by reference to Exhibit 10.2 to Viatel's October 1999 Form
                        S-4).

          10.3          Stockholder Agreement, dated as of August 27, 1999, among
                        Gary Bondi, GS Econ Limited Partnership, GS Econ Ltd.
                        Partnership No. 2, Viatel, Inc., Viatel Acquisition Corp.
                        and Destia Communications, Inc. (incorporated herein by reference to Exhibit 10.3 to Viatel's October 1999 Form
                        S-4).

          10.4          Mercury Carrier Services Agreement, dated as of March 1,
                        1994, between Viatel, Inc. and Mercury Communications
                        Limited (incorporated herein by reference to Exhibit 10.8 to
                        Viatel's 1995 Form S-4, filed on May 24, 1995 ("Viatel's
                        1995 S-4")).

          10.5          Commercial Lease Agreement, dated as of November 1, 1993,
                        and Addendum, dated as of December 8, 1994, between Viatel,
                        Inc. and 123rd Street Partnership in connection with Viatel,
                        Inc.'s premises located in Omaha, Nebraska (incorporated
                        herein by reference to Exhibit 10.24 to Viatel's 1995
                        Form S-4).

          10.6          Facilities Management and Services Agreement, dated as of
                        August 4, 1995, between Viatel U.K. Limited and Telemedia
                        International Ltd. (incorporated herein by reference to Exhibit 10.32 to Viatel's 1995 Form S-4).

          10.7          Agreement of Lease, dated August 7, 1995, between Viatel,
                        Inc. and Joseph P. Day Realty Corp. (incorporated herein by reference to Exhibit 10.33 to Viatel's 1995 Form S-4).

         10.8+          Viatel, Inc. 1999 Amended Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Viatel's October
                        1999 Form S-4).

         10.9+          Viatel, Inc. Amended and Restated 1999 Flexible Stock
                        Incentive Plan (incorporated herein by reference to Exhibit
                        4.11 to Viatel's Registration Statement on Form S-8,
                        Registration No. 333-92339, filed on December 8, 1999 (the
                        "1999 S-8").

        10.10+          Viatel, Inc. 1996 Flexible Stock Incentive Plan
                        (incorporated herein by reference to Exhibit 4.12 to the 1999 S-8).

         10.11*+        Employment Agreement between Viatel, Inc. and Michael J.
                        Mahoney.

         10.12*+        Employment Agreement between Viatel, Inc. and Allan L. Shaw.

         10.13*+        Employment Agreement between Viatel, Inc. and Sheldon M.
                        Goldman.

         10.14*+        Employment Agreement between Viatel, Inc. and Francis J.
                        Mount.

         10.15*+        Employment Agreement between Viatel, Inc. and Lawrence
                        Malone.

         10.16+         Employment Agreement between Viatel, Inc. and Alfred West
                        (incorporated herein by reference to Exhibit 10.44 to Viatel's October 1999 Form S-4).

         10.17*+        Employment Agreement between Viatel, Inc. and William
                        Murphy.

         10.18          Equipment Purchase Agreement, dated June 29, 1998, between
                        Viatel, Inc. and Nortel PLC (incorporated herein by reference to Exhibit 10.16 to Viatel's 1998 Form S-4).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         10.19          Agreement of Lease, dated June 24, 1998, between 685
                        Acquisition Corp. and Viatel, Inc., as amended by a letter agreement, dated July 27, 1998 (incorporated herein by
                        reference to Exhibit 10.17 to Viatel's 1998 Form S-4).

         10.20          Lease, dated June 23, 1998, between VC Associates and Viatel
                        New Jersey, Inc. (incorporated herein by reference to
                        Exhibit 10.18 to Viatel's 1998 Form S-4).

         10.21          Software License Agreement, dated October 22, 1998, between
                        Viatel, Inc. and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.19 to Viatel Inc.'s Annual Report on
                        Form 10-K for the year ended December 31, 1998 ("Viatel's
                        1998 Form 10-K")).

        10.22* Equipment Purchase Agreement, dated December 31, 1998, between Viatel, Inc. and Nortel plc. (incorporated by reference to Exhibit 10.21 to Viatel's 1998 Form 10-K).

        10.23* Project Services Agreement, dated as of January 11, 1999, between Viatel, Inc. and Bechtel Limited (incorporated by reference to Exhibit 10.22 to Viatel, Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1999
                        ("Viatel's March 1999 Form 10-Q")).

        10.24*          Development Agreement by and among Vicaine Infrastructure
                        Development GMBH, Viatel German Asset GMBH, Carrier 1 Fiber
                        Network GMBH &Co. OH, Metromedia Fiber Network GMBH, Viatel,
                        Inc. and Metromedia Fiber Network, Inc., dated as of
                        February 19, 1999 (incorporated by reference to
                        Exhibit 10.23 to Viatel's March 1999 Form 10-Q).

         10.25          Third Amended and Restated Equipment Loan and Security
                        Agreement, dated as of November 5, 1999, between Destia
                        Communications, Inc. and NTFC Capital Corporation
                        (incorporated herein by reference to Exhibit 10.36 to Viatel, Inc.'s Form 8-K filed December 29, 1999).

         10.26          Securities Purchase Agreement, dated as of February 1, 2000, by and among Viatel, Inc. and HMTF Europe Acquisition Corp.
                        and Chase Equity Associates LLC (incorporated herein by
                        reference to Exhibit 4.13 to Viatel, Inc.'s Form 8-K filed on February 16, 2000, File No. 000-21261).

         10.27          Viatel Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s Registration
                        Statement on Form S-8, Registration No. 333-92339, filed on
                        December 8, 1999).

         10.28*+        Viatel, Inc. Management Severance Plan (filed herewith).

         10.29          Telecommunications Services Agreement between Frontier
                        Communications of the West, Inc. and Destia Communications,
                        Inc., dated November 17, 1998 (incorporated herein by
                        reference to Exhibit 10.16 of Destia's Registration
                        Statement on Form S-1, Registration No. 333-70463, filed on
                        January 29, 1999).

          11.1* Statement of Computation of Earnings Per Share (filed herewith).

          21.1*         Subsidiaries of Viatel, Inc. (filed herewith).

          23.1*         Consent of KPMG LLP (filed herewith).

          24.1          Power of Attorney (included on the signature page).

          27.1          Financial Data Schedule (incorporated herein by reference to
                        Exhibit 27 to Viatel, Inc.'s Form 8-K, filed on April 3,
                        2000, File No. 000-21261).

------------------------

*   Filed herewith.

+   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and State of New York, on the 14(th) day of April, 2000.

                                                       VIATEL, INC.

                                                       By:            /s/ MICHAEL J. MAHONEY
                                                            -----------------------------------------
                                                                        Michael J. Mahoney
                                                            Chairman of the Board and Chief Executive
                                                                             Officer

    KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allan L. Shaw and James P. Prenetta, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14(th) day of April, 2000.

                  SIGNATURE                                      TITLE(S)
                  ---------                                      --------
           /s/ MICHAEL J. MAHONEY              Chief Executive Officer and Director
--------------------------------------------     (Principal Executive Officer)
             Michael J. Mahoney

            /s/ WILLIAM C. MURPHY              President and Director
--------------------------------------------
              William C. Murphy

              /s/ ALLAN L. SHAW                Chief Financial Officer and Director
--------------------------------------------
                Allan L. Shaw

               /s/ ALFRED WEST                 Vice Chairman and Director
--------------------------------------------
                 Alfred West

            /s/ FRANCIS J. MOUNT               Chief Technology Officer and Director
--------------------------------------------
              Francis J. Mount

           /s/ SHELDON M. GOLDMAN              Executive Vice President and Director
--------------------------------------------
             Sheldon M. Goldman

                  SIGNATURE                                      TITLE(S)
                  ---------                                      --------
             /s/ PAUL G. PIZZANI               Director
--------------------------------------------
               Paul G. Pizzani

             /s/ JOHN G. GRAHAM                Director
--------------------------------------------
               John G. Graham

                                               Director
--------------------------------------------
               Edward Schmults

                                               Director
--------------------------------------------
                  John Muse

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
           2.1          Agreement and Plan of Merger, dated as of August 27, 1999, by and among Viatel, Inc., Viatel Acquisition Corp. and
                        Destia Communications, Inc. (incorporated herein by
                        reference to Exhibit 2.1 to Viatel, Inc.'s Registration
                        Statement on Form S-4, filed on October 15, 1999,
                        Registration No. 333-89143) ("Viatel's October 1999 Form
                        S-4").

           2.2          Agreement for the sale and purchase of the entire issued
                        share capital of AT&T Communications (UK) Limited, by and
                        among AT&T Communications Services International, Inc.,
                        Global Card Holdings Inc., Viatel, Inc. and Viatel Global
                        Communications Limited, dated February 29, 2000
                        (incorporated herein by reference to Exhibit 2.2 to Viatel,
                        Inc.'s Form 8-K, filed on March 13, 2000, File
                        No. 000-21261).

         3.1(i)*        Amended and Restated Certificate of Incorporation of Viatel,
                        Inc. (incorporated herein by reference to Exhibit 3.1(i)(b)
                        to Viatel, Inc.'s Registration Statement on Form S-1,
                        Registration No. 333-09699, filed on August 7, 1996
                        ("Viatel's Form S-1")); Certificate of Designations,
                        Preferences and Rights of 10% Series A Redeemable
                        Convertible Preferred Stock, $.01 par value per share
                        (incorporated herein by reference to Exhibit 3(i)(b) to
                        Viatel, Inc.'s Registration Statement on Form S-4, filed on
                        July 10, 1998, File No. 333-58921 ("Viatel's 1998
                        Form S-4")); Certificate of Amendment to Viatel, Inc.'s
                        Amended and Restated Certificate of Incorporation
                        (incorporated herein by reference to Exhibit 4.9 to Viatel,
                        Inc.'s quarterly report on Form 10-Q for the quarter ended
                        September 30, 1998, File No. 000-21261); Second Certificate
                        of Amendment to Viatel, Inc.'s Amended and Restated
                        Certificate of Incorporation (incorporated herein by
                        reference to Exhibit 3.1(i) to Viatel October 1999 Form
                        S-4); Certificate of Designations of Series A Junior
                        Participating Preferred Stock of Viatel, Inc. (incorporated herein by reference to Exhibit 3(i)(2) to Viatel, Inc.'s
                        Form 8-K, filed on December 29, 1999, File No. 000-21261);
                        Certificate of Designations, Preferences and Rights of 7.50%
                        Cumulative Convertible Preferred Stock Series B-1 Due 2015
                        (filed herewith); Certificate of Designations, Preferences and Rights of 7.50% Cumulative Convertible Preferred Stock
                        Series B-2 Due 2015 (filed herewith); and Certificate of
                        Designations, Preferences and Rights of Convertible
                        Preferred Stock Series C (filed herewith).

        3.1(ii)         Third Amended and Restated Bylaws of Viatel, Inc.
                        (incorporated herein by reference to Exhibit 3.1(ii) to Viatel's October 1999 Form S-4).

           4.1          Specimen of Viatel common stock certificate (incorporated by reference to Exhibit 4.4 of Viatel's Form S-1).

           4.2          Indenture, dated as of April 8, 1998, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s 12.50% Senior Discount Notes Due 2008 (including form of 12.50% Senior Discount Note) (incorporated herein by
                        reference to Exhibit 4.1 to Viatel's 1998 Form S-4).

           4.3          Indenture, dated as of April 8, 1998, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s 11.25% Senior Notes Due 2008 (including form of
                        11.25% Senior Note) (incorporated herein by reference to
                        Exhibit 4.2 to Viatel's 1998 Form S-4).

           4.4          Indenture, dated as of April 8, 1998, among Viatel, Inc.,
                        The Bank of New York, as Trustee, and Deutsche Bank,
                        Aktiengesellschaft, as German Paying Agent and Co-Registrar,
                        relating to Viatel, Inc.'s 12.40% Senior Discount Notes Due
                        2008 (including form of 12.40% Senior Discount Note)
                        (incorporated herein by reference to Exhibit 4.3 to Viatel's
                        1998 Form S-4).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
           4.5          Indenture, dated as of April 8, 1998, among Viatel, Inc.,
                        The Bank of New York, as Trustee, and Deutsche Bank,
                        Aktiengesellschaft, as German Paying Agent and Co-Registrar,
                        relating to Viatel, Inc.'s 11.15% Senior Notes Due 2008
                        (including form 11.15% Senior Note) (incorporated herein by reference to Exhibit 4.4 to Viatel's 1998 Form S-4).

           4.6          Indenture, dated as of March 19, 1999, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s U.S. dollar denominated 11.50% Senior Notes Due 2009
                        (including form of 11.50% Senior Dollar Note) (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s
                        Registration Statement on Form S-3, filed on February 12,
                        1999, File No. 333-72309 ("Viatel's February 1999
                        Form S-3")).

           4.7          Indenture, dated as of March 19, 1999, between Viatel, Inc.
                        and The Bank of New York, as Trustee, relating to Viatel,
                        Inc.'s Euro denominated 11.50% Senior Notes due 2009
                        (including form of 11.50% Senior Euro Note) (incorporated
                        herein by reference to Exhibit 4.10 of Viatel's February
                        1999 Form S-3).

           4.8          Indenture, dated as of July 1, 1997, between Destia
                        Communications, Inc. and The Bank of New York, as Trustee,
                        relating to Destia Communications Inc.'s 13.50% Senior Notes due 2007 (including form of 13.50% Senior Note)
                        (incorporated herein by reference to Exhibit 4.5 of Destia
                        Communication's Registration Statement on Form S-4, File No.
                        333-47711 filed on August 7, 1997).

           4.9          Indenture, dated as of December 8, 1999, between Viatel,
                        Inc. and The Bank of New York, as Trustee, relating to
                        Viatel, Inc.'s U.S. dollar denominated 11.50% Senior Notes due 2009 (including form of 11.50% Senior Dollar Note)
                        (incorporated herein by reference to Exhibit 4.13 to Viatel's Current Report on Form 8-K filed on December 9,
                        1999, File No. 000-21261).

          4.10          Rights Agreement, dated as of December 6, 1999, between
                        Viatel, Inc. and The Bank of New York, as Rights Agent
                        (incorporated herein by reference to Viatel, Inc.'s
                        Registration Statement on Form 8-A, filed on December 24,
                        1999, File No. 000-21261).

          10.1          Stockholder Agreement, dated as of August 27, 1999, among
                        Alfred West, AT Econ Limited Partnership, AT Econ Ltd.
                        Partnership No. 2, Viatel, Inc., Viatel Acquisition Corp.
                        and Destia Communications, Inc. (incorporated herein by reference to Exhibit 10.1 to Viatel's October 1999 Form
                        S-4).

          10.2          Stockholder Agreement, dated as of August 27, 1999, among
                        Steven West, SS Econ Limited Partnership, SS Econ Ltd.
                        Partnership No. 2, Viatel, Inc., Viatel Acquisition Corp.
                        and Destia Communications, Inc. (incorporated herein by reference to Exhibit 10.2 to Viatel's October 1999 Form
                        S-4).

          10.3          Stockholder Agreement, dated as of August 27, 1999, among
                        Gary Bondi, GS Econ Limited Partnership, GS Econ Ltd.
                        Partnership No. 2, Viatel, Inc., Viatel Acquisition Corp.
                        and Destia Communications, Inc. (incorporated herein by reference to Exhibit 10.3 to Viatel's October 1999 Form
                        S-4).

          10.4          Mercury Carrier Services Agreement, dated as of March 1,
                        1994, between Viatel, Inc. and Mercury Communications
                        Limited (incorporated herein by reference to Exhibit 10.8 to
                        Viatel's 1995 Form S-4, filed on May 24, 1995 ("Viatel's
                        1995 S-4")).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
          10.5          Commercial Lease Agreement, dated as of November 1, 1993,
                        and Addendum, dated as of December 8, 1994, between Viatel,
                        Inc. and 123rd Street Partnership in connection with Viatel,
                        Inc.'s premises located in Omaha, Nebraska (incorporated
                        herein by reference to Exhibit 10.24 to Viatel's 1995
                        Form S-4).

          10.6          Facilities Management and Services Agreement, dated as of
                        August 4, 1995, between Viatel U.K. Limited and Telemedia
                        International Ltd. (incorporated herein by reference to Exhibit 10.32 to Viatel's 1995 Form S-4).

          10.7          Agreement of Lease, dated August 7, 1995, between Viatel,
                        Inc. and Joseph P. Day Realty Corp. (incorporated herein by reference to Exhibit 10.33 to Viatel's 1995 Form S-4).

         10.8+          Viatel, Inc. 1999 Amended Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Viatel's October
                        1999 Form S-4).

         10.9+          Viatel, Inc. Amended and Restated 1999 Flexible Stock
                        Incentive Plan (incorporated herein by reference to Exhibit
                        4.11 to Viatel's Registration Statement on Form S-8,
                        Registration No. 333-92339, filed on December 8, 1999 (the
                        "1999 S-8").

        10.10+          Viatel, Inc. 1996 Flexible Stock Incentive Plan
                        (incorporated herein by reference to Exhibit 4.12 to the 1999 S-8).

         10.11*+        Employment Agreement between Viatel, Inc. and Michael J.
                        Mahoney.

         10.12*+        Employment Agreement between Viatel, Inc. and Allan L. Shaw.

         10.13*+        Employment Agreement between Viatel, Inc. and Sheldon M.
                        Goldman.

         10.14*+        Employment Agreement between Viatel, Inc. and Francis J.
                        Mount.

         10.15*+        Employment Agreement between Viatel, Inc. and Lawrence
                        Malone.

         10.16+         Employment Agreement between Viatel, Inc. and Alfred West
                        (incorporated herein by reference to Exhibit 10.44 to Viatel's October 1999 Form S-4).

         10.17*+        Employment Agreement between Viatel, Inc. and William
                        Murphy.

         10.18          Equipment Purchase Agreement, dated June 29, 1998, between
                        Viatel, Inc. and Nortel PLC (incorporated herein by reference to Exhibit 10.16 to Viatel's 1998 Form S-4).

         10.19          Agreement of Lease, dated June 24, 1998, between 685
                        Acquisition Corp. and Viatel, Inc., as amended by a letter agreement, dated July 27, 1998 (incorporated herein by reference to Exhibit 10.17 to Viatel's 1998 Form S-4).

         10.20          Lease, dated June 23, 1998, between VC Associates and Viatel
                        New Jersey, Inc. (incorporated herein by reference to
                        Exhibit 10.18 to Viatel's 1998 Form S-4).

         10.21          Software License Agreement, dated October 22, 1998, between
                        Viatel, Inc. and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.19 to Viatel Inc.'s Annual Report on
                        Form 10-K for the year ended December 31, 1998 ("Viatel's
                        1998 Form 10-K")).

         10.22* Equipment Purchase Agreement, dated December 31, 1998, between Viatel, Inc. and Nortel plc. (incorporated by reference to Exhibit 10.21 to Viatel's 1998 Form 10-K).

         10.23* Project Services Agreement, dated as of January 11, 1999, between Viatel, Inc. and Bechtel Limited (incorporated by reference to Exhibit 10.22 to Viatel, Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1999
                        ("Viatel's March 1999 Form 10-Q")).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         10.24*         Development Agreement by and among Vicaine Infrastructure
                        Development GMBH, Viatel German Asset GMBH, Carrier 1 Fiber
                        Network GMBH &Co. OH, Metromedia Fiber Network GMBH, Viatel,
                        Inc. and Metromedia Fiber Network, Inc., dated as of
                        February 19, 1999 (incorporated by reference to
                        Exhibit 10.23 to Viatel's March 1999 Form 10-Q).

         10.25          Third Amended and Restated Equipment Loan and Security
                        Agreement, dated as of November 5, 1999, between Destia
                        Communications, Inc. and NTFC Capital Corporation
                        (incorporated herein by reference to Exhibit 10.36 to Viatel, Inc.'s Form 8-K filed December 29, 1999).

         10.26          Securities Purchase Agreement, dated as of February 1, 2000, by and among Viatel, Inc. and HMTF Europe Acquisition Corp.
                        and Chase Equity Associates LLC (incorporated herein by
                        reference to Exhibit 4.13 to Viatel, Inc.'s Form 8-K filed on February 16, 2000, File No. 000-21261).

         10.27          Viatel Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s Registration
                        Statement on Form S-8, Registration No. 333-92339, filed on
                        December 8, 1999).

         10.28*+        Viatel, Inc. Management Severance Plan (filed herewith).

         10.29          Telecommunications Services Agreement between Frontier
                        Communications of the West, Inc. and Destia Communications,
                        Inc., dated November 17, 1998 (incorporated herein by
                        reference to Exhibit 10.16 of Destia's Registration
                        Statement on Form S-1, Registration No. 333-70463, filed on
                        January 29, 1999).

          11.1* Statement of Computation of Earnings Per Share (filed herewith).

          21.1*         Subsidiaries of Viatel, Inc. (filed herewith).

          23.1*         Consent of KPMG LLP (filed herewith).

          24.1          Power of Attorney (included on the signature page).

          27.1          Financial Data Schedule (incorporated herein by reference to
                        Exhibit 27 to Viatel, Inc.'s Form 8-K, filed on April 3,
                        2000, File No. 000-21261).

------------------------

*   Filed herewith.

+   Management contract or compensatory plan or arrangement.