Form 10-Q
period 2000-03-31
VIATEL INC
filed 2000-05-16
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

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


     As of May 12, 2000, 50,273,590 shares of the registrant's common stock, $.01 par value per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                               VIATEL, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                             (In thousands, except share data)
                                                                                      March 31,            December 31,
                                                                                        2000                   1999
                                                                                --------------------- ---------------------

                                    ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                                $ 471,358             $ 373,044
   Restricted cash equivalents                                                                 17,170                 9,632
   Restricted marketable securities                                                           142,282               125,581
   Trade accounts receivable, net of allowance for doubtful accounts of
   $16,263  and $10,034, respectively                                                         209,090               115,103
   VAT receivables, net                                                                        42,167                37,867
   Prepaid expenses and other current assets                                                   32,418                16,789
                                                                                ---------------------- ---------------------
                  Total current assets                                                        914,485               678,016
                                                                                --------------------------------------------

Restricted marketable securities, non-current                                                       -                62,547
Property and equipment, net                                                                 1,083,322               884,328
Cash securing letters of credit for network construction                                       45,419                50,165
Intangible assets, net                                                                        975,729             1,011,659
Other assets                                                                                   34,651                17,382
                                                                                ---------------------- ---------------------
                  Total Assets                                                            $ 3,053,606            $2,704,097
                                                                                ====================== =====================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued telecommunications costs                                                          $ 78,337             $  77,333
   Accounts payable and other accrued expenses                                                302,465               161,136
   Property and equipment purchases payable                                                   108,474                87,810
   Accrued interest                                                                            35,136                37,545
   Current installments of notes payable                                                       25,277                24,997
   Current installments of obligations under capital leases                                    14,321                10,337
                                                                                ---------------------- ---------------------
                  Total current liabilities                                                   564,010               399,158
                                                                                ---------------------- ---------------------
Long-term liabilities:
   Long-term debt, excluding current installments                                           1,678,127             1,680,885
   Notes payable and obligations under capital leases, excluding current
   installments                                                                                78,660                86,663
                                                                                ---------------------- ---------------------
                               Total long-term liabilities                                  1,756,787             1,767,548
                                                                                ---------------------- ---------------------

Series B cumulative convertible preferred stock, $.01 par value: authorized
650,000 shares; issued and outstanding 325,000 and 0 shares, respectively                  307,469                    -
                                                                                ---------------------- ---------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,350,000 shares, no shares
   issued and outstanding                                                                          -                    -
   Common stock, $.01 par value; authorized 150,000,000 shares; issued and
   Outstanding 50,188,642 and 47,093,361 shares, respectively                                    502                    471
   Additional paid-in capital                                                              1,122,966              1,066,964
   Unearned compensation                                                                     (32,450)                (5,768)
   Accumulated other comprehensive loss                                                      (65,898)               (45,464)
   Accumulated deficit                                                                      (599,780)              (478,812)
                                                                                ---------------------- ---------------------
                  Total stockholders' equity                                                 425,340                537,391
                                                                                ---------------------- ---------------------
                  Total liabilities and stockholders' equity                              $3,053,606             $2,704,097
                                                                                ====================== =====================

          See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                   ---------------------------------------

                                                                                           2000                     1999
                                                                                   ----------------       ----------------
Revenue:
 Communication services revenue                                                          $ 160,640               $  48,395
 Capacity sales                                                                             20,038                  13,246
                                                                                   ----------------       ----------------
         Total revenue                                                                     180,678                  61,641
                                                                                   ----------------       ----------------

Operating expenses:
  Cost of services and sales                                                               130,162                  51,048
  Selling, general and administrative                                                       61,428                  18,763
  Depreciation and amortization                                                             66,666                   9,603
  Restructuring                                                                                571                      -
                                                                                   ----------------       ----------------
         Total operating expenses                                                          258,827                  79,414
                                                                                   ----------------       ----------------

Other income (expense):
  Interest income                                                                            7,346                   6,828
  Interest expense                                                                         (48,385)                (26,166)
                                                                                   ----------------       ----------------
Net loss                                                                                  (119,188)                (37,111)
  Dividends on cumulative convertible preferred stock                                       (1,780)                 (1,177)
                                                                                   ================       ================
Net loss attributable to common stockholders                                             $(120,968)               $(38,288)
                                                                                   ================       ================


Net loss per common share attributable to common
 stockholders, basic and diluted                                                      $      (2.51) $            $   (1.65)
                                                                                   ================       ================


Weighted average common shares outstanding,
  basic and diluted                                                                         48,202                  23,186
                                                                                   ================       ================




















          See accompanying notes to consolidated financial statements.



                                               VIATEL, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                      (in thousands)
                                                                                            For the Three Months Ended
                                                                                                   March 31,

                                                                                  ------------------------------------------

                                                                                         2000                  1999
                                                                                  --------------------  --------------------

Cash flows from operating activities:
     Net loss                                                                         $ (119,188)             $(37,111)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    66,666                 9,603
         Accreted interest expense on long term debt                                       4,837                10,330
         Provision for losses on accounts receivable                                       6,293                 1,600
         Earned stock compensation                                                         1,688                     -
     Changes in operating assets and liabilities, net of effect of acquisitions
         Increase in accounts receivable and accrued interest                            (26,845)              (18,936)
         (Decrease)/increase in accrued interest expense on senior notes                 (13,391)               15,049
         Increase in prepaid expenses and other receivables                              (20,368)              (13,245)
         Increase in other assets and intangible assets                                   (4,921)                 (947)
         Increase in accrued telecommunications costs, accounts
           payable and other accrued expenses                                             57,064                 7,689
                                                                                  --------------------  --------------------
                  Net cash used in operating activities                                  (48,165)              (25,968)
                                                                                  --------------------  --------------------
Cash flows from investing activities:
     Capital expenditures                                                                (97,306)             (101,691)
     Purchase of marketable securities                                                   (62,546)             (194,058)
     Proceeds from maturity of marketable securities                                     105,094               220,954
     Acquisition, net of cash received of $24,112                                       (117,326)                    -
        Cash securing letters of credit for network construction                           4,747              (121,239)
                                                                                  --------------------  --------------------
                  Net cash used in investing activities                                 (167,337)             (196,034)
                                                                                  --------------------  --------------------
Cash flows from financing activities:
     Proceeds from issuance of senior notes                                                    -               365,471
     Proceeds from issuance of convertible preferred stock                               306,091                     -
     Deferred financing costs                                                                  -               (12,880)
     Repayment of senior discount notes                                                   (5,151)                    -
     Proceeds from issuance of common stock                                               27,259                    46
     Repayment of notes payable                                                                -                  (682)
     Payments under capital leases                                                        (4,093)                 (300)
                                                                                  --------------------  --------------------
                  Net cash provided by financing activities                              324,106               351,655
                                                                                  --------------------  --------------------
Effects of exchange rate changes on cash                                                  (2,752)               (3,902)
                                                                                  --------------------  --------------------
Net increase in cash and cash equivalents                                                105,852               125,751
Cash and cash equivalents at beginning of period                                         382,676               339,821
                                                                                  ====================  ====================
Cash and cash equivalents at end of period                                              $488,528              $465,572
                                                                                  ====================  ====================
Supplemental disclosures of cash flow information:
     Interest paid                                                                      $ 37,291              $    231
                                                                                  ====================  ====================
     Assets acquired under capital lease obligations                                    $  3,934              $ 13,550
                                                                                  ====================  ====================




          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (INFORMATION AS OF MARCH 31, 2000 AND FOR THE PERIODS ENDED
                MARCH 31, 2000 AND MARCH 31, 1999 ARE UNAUDITED)





(1)   DESCRIPTION OF BUSINESS

      Viatel, Inc. and subsidiaries (collectively, the "Company") is a provider of "ALL DISTANCE" telecommunications services to individuals, corporations, internet service providers, applications service providers and other communications carriers in Europe and North America. The Company is a licensed provider of telecommunications services in ten western European countries, Canada and the United States. The Company owns and operates international telecommunications networks and has been building a fiber optic network in Western Europe.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   BASIS OF PRESENTATION

      The consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999, respectively, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the full year.

      (B)  REVENUE AND COST OF SERVICES AND SALES

      The Company records communication services revenue as earned at the time services are provided. The related cost of communication services is reported in the same period.

      Revenue from capacity sales mainly represents indefeasible-rights-of-use ("IRUs") for sales of portions of the network that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease.

      Cost of capacity sales is determined based upon the ratio of total network capacity sold to total estimated network capacity, multiplied by the total capitalized costs of the related network.

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

      The  Company  recognizes  revenue  in  accordance  with  FIN  43  and  the
      Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". However, accounting practices and guidance for sales of IRUs is evolving. Standard setting bodies are currently reviewing a number of issues related to FIN 43 and other related issues are expected to be referred to these bodies. Changes in the accounting treatment for IRUs could affect the way that the Company may recognize revenue and costs associated with these capacity sales in the future.

      (C)      NEW PRONOUNCEMENT

      In March 2000, FASB Interpretation No. 44 - "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 12 (Accounting for Stock-Based Compensation"). FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before its July 1, 2000 effective date, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.

(3)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of (in thousands) :

                                                                              March 31,                   December 31,
                                                                                 2000                         1999
                                                                        -----------------------      -----------------------

      Communications systems                                                          $820,772                     $698,483
      Construction in progress                                                         288,793                      210,671
      Furniture, office and computer equipment and other                                29,755                       25,707
      Software                                                                          16,584                       13,481
      Leasehold improvements                                                            32,953                       11,926
                                                                        -----------------------      -----------------------
                                                                                     1,188,857                      960,268
      Less accumulated depreciation and amortization                                   105,535                       75,940
                                                                        -----------------------      -----------------------
                                                                                    $1,083,322                     $884,328
                                                                        =======================      =======================

      At March 31, 2000, construction in progress primarily represents construction of the fiber optic network we are constructing in Western Europe. For the periods ended March 31, 2000 and 1999, $4.2 million and $2.3 million, respectively, of interest was capitalized.

      In connection with the Company's joint construction of the civil works associated with a national communications network being constructed in Germany, the Company was required to obtain a letter of credit in support of its obligations. At March 31, 2000, the total amount outstanding under this letter of credit was approximately $45.4 million (DM92.5 million). This letter of credit is collateralized by cash deposits.



(4)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consists of the following as of (in thousands) :


                                      March 31,                December 31,
                                        2000                       1999

                                 ----------------------    ---------------------

         Accounts payable                      $98,215                  $78,677
         Accrued expenses                      204,250                   82,459
                                 ----------------------    ---------------------
                                 ======================    =====================
         Total                                $302,465                 $161,136
                                 ======================    =====================


(5)   LONG TERM DEBT

      Long term debt consists of the following as of (in thousands):


                                                                                  March 31,                December 31,
                                                                                    2000                       1999
                                                                           ------------------------    ---------------------
          11.25% Senior Notes                                                             $400,000                 $400,000
          12.50% Senior Discount Notes, less discount of $154,173 and
          $164,393, respectively                                                           345,827                  335,607
          11.50% Senior Notes, less discount of $3,390 and $3,486,
          respectively                                                                     266,065                  265,986
          11.50% Senior Notes                                                              200,000                  200,000
          13.50% Senior Notes                                                              157,633                  158,300
          11.50% Senior Notes (E 150,000)                                                  144,134                  151,027
          11.15% Senior Notes (E 91,010)                                                    87,451                   91,633
          12.40% Senior Discount Notes (E 80,151) and (E 115,552),
          less discount of $34,016 (E 35,401) and $38,011 (E 37,752),
          respectively                                                                      77,017                   78,332
                                                                           ------------------------    ---------------------
                                                                                        $1,678,127               $1,680,885
                                                                           ========================    =====================



The Company has entered into a credit facility with NTFC, which provides for borrowings to fund certain equipment acquisition costs and related expenses. The facility provides for an aggregate commitment of NTFC of $49.0 million. As of March 31, 2000, the aggregate amount due to NTFC was $30.6 million. All of the equipment purchased with the proceeds of the NTFC facility has been pledged to NTFC. The terms of the NTFC facility require the Company to maintain certain debt service coverage ratios, certain EBITDA thresholds (both as defined in the terms of the NTFC facility), and minimum cash balances. Due to the Company's acquisition of Destia (as defined below), NTFC has the right to require Destia to exercise its right to repay all outstanding obligtions under the NTFC facility within 90 days following Viatel's acquisition of Destia. NTFC has extended the date by which it must exercise its right until May 26, 2000. Before May 26, 2000, the Company will be required to either (i) obtain a waiver, (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility. The Company's intent is to renegotiate a new facility with NTFC and, as such, the Company continues to record the NTFC borrowings as a long term liability.

(6)   STOCK OPTION PLAN

      Stock option activity for the three months ended March 31, 2000 under the Company's various stock option plans is shown below (in thousands):



                                                       Weighted Average               Number
                                                        EXERCISE PRICE                 of
                                                                                     SHARES
      Outstanding at December 31, 1999                        $13.33                     5,741
      Granted                                                  49.84                     2,660
      Exercised                                                10.93                    (2,494)
      Forfeited                                                14.73                       (14)
                                                      -------------------     --------------------
      Outstanding at March 31, 2000                           $30.82                     5,893
                                                      ===================     ====================


      As of March 31, 2000, approximately 1.8 million options were currently exercisable under the Company's various stock option plans.


(7)   COMPREHENSIVE LOSS

      The Company's comprehensive loss is as follows (in thousands):

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                        --------------------------------------------
                                                                               2000                     1999
                                                                        -------------------     --------------------
      Net loss                                                           $  (119,188)                 $ (37,111)
      Foreign currency translation adjustments                               (20,434)                    (8,836)
                                                                        -------------------     --------------------
      Comprehensive loss                                                 $  (139,622)                 $ (45,947)
                                                                        ===================     ====================


(8)   SEGMENT AND GEOGRAPHIC DATA

      While the Company's management monitors the revenue streams of the various products and geographic locations, operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred to multiple revenue streams or geographic locations would be impractical and arbitrary. Management does not currently make such allocations internally.

      The Company groups its products and services by retail, wholesale, advanced services, and capacity. The information below summarizes revenue by type for the three months ended March 31 (in thousands):


                                             2000                     1999
                                   -------------------     --------------------
     Retail                                  $ 99,848                  $27,334
     Wholesale                                 49,116                   20,398
     Advanced  Services                        11,676                      663
     Capacity                                  20,038                   13,246
                                             --------                  -------
     Consolidated                            $180,678                  $61,641
                                             ========                  =======


      The information below summarizes revenue by geographic area for the three months ended March 31 (in thousands):



                                              2000                     1999
                                   -------------------     --------------------
     Western Europe                          $ 93,649                  $41,449
     North America                             85,017                   17,252
     Other                                      2,012                    2,940
                                             --------      --------------------
     Consolidated                            $180,678                  $61,641
                                             ========                  =======



      The information below summarizes long lived assets by geographic area as of (in thousands):


                                        March 31,               December 31,
                                          2000                      1999
                                   --------------------    --------------------

     Western Europe                         $1,296,051              $1,087,038
     North America                             717,550                 762,198
     Other                                         200                     201
                                   -------------------     --------------------
     Consolidated                           $2,013,801              $1,849,437

(9)   ACQUISITIONS

      DESTIA COMMUNICATIONS, INC.

      On December 8, 1999,  the Company  acquired  Destia  Communications,  Inc.
      ("Destia") through a merger of Destia with one of the Company's subsidiaries. Destia is a facilities-based provider of domestic and international long distance telecommunications services in Europe and North America. Its customer base consists of residential customers, commercial customers, ethnic groups and other telecommunications carriers. Destia offers a variety of retail telecommunications services, including international and domestic long distance, Internet access and wireless services. On February 13, 2000, Destia's name was changed to Viatel Communications, Inc.

      In connection with the Company's integration plan, as of December 31, 1999, the Company recorded accruals related to the closing and termination of Destia facilities and lease and other contract costs of $9.2 million and employee termination costs relating to Destia employees of $2.2 million. Payments made during the three months ended March 31, 2000 against these accruals totaled $5.1 million, of which $4.6 million related to lease and other contract cancellation costs and $0.5 million related to employee termination costs.

      AT&T COMMUNICATIONS (UK) LIMITED

      On February 29, 2000, the Company acquired all of the issued and outstanding share capital of AT&T Corporation's UK subsidiary, AT&T Communications (UK) Limited ("AT&T UK"). As a result of the transaction, AT&T UK became a wholly-owned subsidiary of the Company. AT&T UK is a provider of voice and data solutions to primarily enterprise level customers. In connection with the acquisition, AT&T UK's name was changed to Viatel Global Communications Limited.

      The purchase price for AT&T UK was $117.3 million, net of cash acquired of $24.1 million, and was comprised of a $125.0 million cash payment at the time of closing, certain post closing payments in connection with preliminary acquired working capital, and estimated transaction costs. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The preliminary allocation of the AT&T UK purchase price is as follows (in thousands):



                 Current assets, net of cash acquired of $24,112        $70,938
                 Property, equipment and leasehold improvements         112,169
                 Other non-current assets                                17,230
                 Current liabilities                                    (83,011)
                                                                   -------------
                 Fair value of assets acquired                        $ 117,326
                                                                   =============


      The following pro forma financial information presents the combined results of operations of Viatel, Destia, and AT&T UK, as if the acquisitions had occurred as of January 1, 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, and interest income and expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Viatel, Destia and AT&T UK been a single entity during such periods.

                                                                 Three months ended March 31,
                                                                  2000               1999
                                                              ----------------    ---------------

         Revenue                                                     $206,125           $169,458
         Net loss attributable to common stockholders               (126,261)          (105,878)
         Net loss per common share attributable
          to common stockholders                                      $(2.62)            $(2.82)


      AT&T UK had significant transactions and relationships with AT&T Corp. and its affiliates. As a result of these relationships, it is possible that the terms of these transactions were not the same as those that would have resulted from transactions among wholly unrelated parties.

(10)  RESTRUCTURING

      During 1999, the Company recognized restructuring charges relating to the streamlining of the Company's organizational structure and the strategic repositioning of certain operations, primarily as a result of the merger with Destia. These restructuring charges were composed primarily of anticipated costs to terminate certain leases, and other contract cancellation costs and employee termination costs associated with workforce reductions. As of March 31, 2000, approximately 55 employees have been terminated due to the Company's streamlining activities.

      At March 31, 2000, the Company has accruals for restructuring of $2.8 million. During 1999, a total of $3.9 million was accrued for restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the three months ended March 31, 2000 against the restructuring accruals totaled $1.1 million, of which $0.1 million related to employee terminations and $1.0 million related to lease and other contract cancellation costs. The Company recorded additional restructuring charges of $0.6 million for the three months ended March 31, 2000, primarily related to employee termination costs. Additionally, during the three months ended March 31, 2000, the Company accelerated depreciation on certain assets that were taken out of service as of March 31, 2000. The Company anticipates that all remaining actions required to complete this restructuring plan will be completed by December 2000.

(11)  CONVERTIBLE PREFERRED STOCK

      On March 9, 2000, the Company completed an offering of $325 million in Series B Cumulative Convertible Preferred Stock for net proceeds to the Company of $306.1 million. The Series B preferred stock accrues interest at an annual rate of 7.50%, may be converted at the option of the holder at a conversion price of $46.25 per share and is mandatorily redeemable in February 2015. As part of this financing, the Company also issued warrants to purchase 753,116 shares of common stock, 50% of which are exercisable for 5 years at a price of $75 per share, and 50% of which are exercisable for 7 1/2 years at a price of $100 per share. In addition, the Company issued warrants to purchase 7,532 shares of its Series C preferred stock (each share of which is convertible into 100 shares of the Company's common stock), 50% of which are exercisable for 5 years at a price of $7,500 per share and 50% of which are exercisable for 7 1/2 years at a price of $10,000 per share.

(12)  SUBSEQUENT EVENTS

      SALE OF TRUST CONVERTIBLE PREFERRED SECURITIES

      On April 12, 2000, Viatel Financing Trust I, a Delaware trust and subsidiary of the Company (the "Trust"), sold $180 million of 7 3/4% trust convertible preferred securities. The trust convertible preferred securities were sold pursuant to a private placement transaction. In connection therewith, the Company received net proceeds of approximately $171.4 million.

      DEBT OFFERING

      On April 20, 2000, the Company completed a high yield offering of E300 million principal amount of 12 3/4% senior Euro notes due 2008 pursuant to a private placement transaction. In connection therewith, the Company received net proceeds of approximately $277.8 million.

      TRANS-ATLANTIC CAPACITY

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a rapidly growing provider of "ALL DISTANCE," integrated telecommunication services to individuals, corporations, internet service providers, applications service providers and other communications carriers in Europe and North America. We operate one of Europe's largest pan-European networks, with international gateways in New York City and London, direct sales forces in 12 Western European cities and New York City, and an indirect sales force in numerous locations in Western Europe and North America. We have full public telecommunications operator licenses in ten Western European countries, Canada and the United States and interconnection agreements with the incumbent telecommunications provider in each of these countries.

Historically, our revenues have been derived primarily from communication services and the provision of telecommunications services in Europe and more recently in North America. Communication services revenue is comprised of Basic and Advanced Services. Basic Services can be provided as both retail and carrier services. Our Basic Services revenue includes revenue from switched and dedicated long distance, 800 services, conference calling, and enhanced fax services as well as prepaid, postpaid, and debit calling cards. Basic Services revenue is primarily generated from billed minutes of use. Advanced Services is comprised of domestic and international private line services, Internet access, frame relay, asynchronous transfer mode, Internet protocol services and managed bandwidth. Advanced Services have been offered as a response to the growing demand for such services from our customers and are anticipated to continue to grow as a percentage of revenue.

Capacity sales include sales of dark fiber and leases of capacity that qualify for sales-type accounting. Each revenue source has a different impact on our results of operations. Revenue from capacity sales will continue to vary substantially from period-to-period and will cause fluctuations in our operating results. These sales substantially increase our gross profit (I.E., total revenue less cost of services and sales) because our cost of communication services as a percentage of communications service revenue is currently higher than the cost of capacity sales as a percentage of capacity sales. Due to the timing of capacity sales and the higher margin associated with such sales, our gross profits and gross margin may also fluctuate substantially in the future, in ways that will not necessarily reflect the trends in our communication services business. We capitalize all of the costs associated with designing, building, funding and placing each portion of our constructed network into service.

In December 1999, we completed our acquisition of Destia and in February 2000, we completed our acquisition of AT&T UK. As a result, our March 31, 2000 consolidated financial statements include three months of results from Destia and one month of operations from AT&T UK.

Revenue from capacity sales consists mainly of revenues recognized when we deliver indefeasible rights-of-use that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease and is included in communication services revenue.

RESULTS OF OPERATIONS

The following table summarizes the breakdown of our results of operations as a percentage of revenue. Our revenue, and therefore these percentages, could fluctuate substantially from period-to-period due to revenues from capacity sales, which have a substantially different impact on margins than revenues from communications services.


                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                            2000           1999
                                                    ------------  -------------
Cost of services and sales                                  72.0%         82.8%
Selling, general and administrative expenses                34.0%         30.4%
Depreciation and amortization                               36.9%         15.6%
Restructuring                                                0.3%            -
EBITDA loss (1)                                             (6.0%)       (13.3%)



-----------

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

                THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 1999

TOTAL REVENUE. Total revenue increased by 193.1% to $180.7 million for the three months ended March 31, 2000 from $61.6 million for the three months ended March 31, 1999. This growth was attributable to a 231.9% increase in communications services revenue to $160.6 million for the three months ended March 31, 2000 from $48.4 million for the three months ended March 31,1999. Billable minutes increased to 1.4 billion for the three months ended March 31, 2000 from 270.8 million for the three months ended March 31, 1999. Within the communication services revenue for the quarter ended March 31, 2000, Basic Services represented $149.0 million, or 92.8%, compared to $47.7 million, or 98.6%, for the quarter ended March 31, 1999. Advanced Services reached $11.7 million, or 7.2%, of communication services revenue for the first quarter of 2000 compared to $0.7 million, or 1.4%, for the first quarter of 1999. Capacity sales increased to $20.0 million, or 11.1%, of total revenue for the three months ended March 31, 2000 from $13.2 million, or 21.5%, of total revenue, for the three months ended March 31,1999. Revenue growth in 2000 continues to be generated primarily by growth from our European operations, capacity sales, and as a result of the Destia and AT&T UK acquisitions.

Although there was a substantial increase in billable minutes from 1999 to 2000, the effects of such growth were partially offset by a decline in revenue per billable minute, which declined by 41.2% to $.10 for the three months ended March 31, 2000 from $.17 for the three months ended March 31, 1999, primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (2) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets. Communications services revenue per billable minute excludes fixed monthly fees associated with our other products and service offerings.

Communication services revenue per billable minute from the sale of Basic Services to retail customers, which represented 55.3% of revenue for the three months ended March 31, 2000, compared to 44.3% for the three months ended March 31, 1999, decreased 26.7% to $.11 for the three months ended March 31, 2000 from $.15 for the three months ended March 31, 1999. Communication services revenue per billable minute from the sale of Basic Services to carriers and other resellers decreased 60.0% to $.10 for the three months ended March 31, 2000 from $.25 for the three months ended March 31, 1999.

For the three months ended March 31, 2000, as compared to the same period ended March 31, 1999, our Basic Services revenue derived from carrier services grew on an absolute basis. Basic Services revenue from carrier services represented approximately 60.0% of revenue and approximately 36.9% of billable minutes for the three months ended March 31,2000 as compared to approximately 34.2% of revenue, and approximately 27.1% of billable minutes, for the three months ended March 31, 1999.

COST OF SERVICES AND SALES. Cost of services and sales increased to $130.2 million for the three months ended March 31, 2000 from $51.0 million for the three months ended March 31, 1999. As a percentage of revenue, however, cost of services and sales decreased to approximately 72.0% for the three months ended March 31, 2000 from approximately 82.8% for the three months ended March 31, 1999. This decrease was due to our migration from leased infrastructure to our own network, capacity sales and the Destia and AT&T UK acquisitions. The beneficial effect of bringing traffic on-net, however, is somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

Cost of services and sales for the three months ended March 31, 2000 includes costs associated with capacity sales. The cost of capacity sales represents non-cash charges of the PRO RATA cost of the network assets and is determined based upon the ratio of total network capacity sold to total estimated network capacity, multiplied by the total capitalized costs of the related network.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $61.4 million for the three months ended March 31, 2000 from $18.8 million for the three months ended March 31, 1999 and, as a percentage of revenue, increased to approximately 34.0% for the three months ended March 31, 2000 from approximately 30.4% for the three months ended March 31, 1999. The increase was primarily the result of the expanded geographical reach of our network, additional product offering capabilities and reorganization expenses related to our strategic acquisitions. Much of these expenses are attributable to overhead costs associated with our headquarters, back-office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were approximately 46.9% for the three months ended March 31, 2000 compared to 44.7% for the three months ended March 31, 1999, respectively. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were approximately 7.1%, for the three months ended March 31, 2000 and 7.6% for the three months ended March 31, 1999. Advertising and promotion expenses will continue to be a significant component of selling, general and administrative expenses in the future.

EBITDA LOSS. EBITDA loss increased to $10.9 million for the three months ended March 31, 2000 from $8.2 million for the three months ended March 31, 1999. As a percentage of revenue, EBITDA loss decreased to approximately 6.0% for the three months ended March 31, 2000 from approximately 13.3% for the three months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased to approximately $66.7 million for the three months ended March 31, 2000 from approximately $9.6 million for the three months ended March 31, 1999. The increase was due primarily to the increase in gross property and equipment to $1.2 billion at March 31, 2000 from $440.0 million at March 31, 1999 and an increase of $34.3 million in amortization of goodwill related to our acquisition of Destia.

As a result of our acquisition of Destia, amortization expense will continue to increase significantly in 2000. The purchase price for Destia was $901.9 million and was allocated based on estimated fair values at the date of acquisition, pending final determination. This preliminary allocation has resulted in intangible assets and goodwill of approximately $131.0 million and $822.3 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives which are four to seven years and seven years, respectively.

RESTRUCTURING. During 1999, we recognized restructuring charges relating to the streamlining of our organizational structure and the strategic repositioning of certain operations, primarily as a result of the merger with Destia. These restructuring charges were composed primarily of anticipated costs to terminate leases and certain other contracts in connection with the Company's streamlining activities, as well as employee termination costs associated with workforce reductions.

At March 31, 2000, we had accruals for restructuring of $2.8 million. During 1999, a total of $3.9 million was accrued for restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the three months ended March 31, 2000 against the restructuring accruals totaled $1.1 million, of which $0.1 million related to employee terminations and $1.0 million related to lease and other contract cancellation costs. We recorded additional restructuring charges of $0.6 million for the three months ended March 31, 2000, primarily related to employee termination costs. Additionally, during the three months ended March 31, 2000, we accelerated depreciation on certain assets that were taken out of service as of March 31, 2000. We anticipate that all remaining actions required to complete the restructuring plan will be completed by December 2000.

INTEREST. Interest expense increased to approximately $48.4 million for the three months ended March 31, 2000 from approximately $26.2 million for the three months ended March 31, 1999, primarily as a result of increases in our outstanding indebtedness, which includes notes and capital lease obligations, which increased to $1.8 billion at March 31, 2000 from $1.3 billion at March 31, 1999. For the three months ended March 31, 2000, we capitalized approximately $4.2 million of interest costs. Interest income increased to approximately $7.3 million for the three months ended March 31, 2000, from approximately $6.8 million for the three months ended March 31, 1999, primarily as a result of the interim investment of the net proceeds from our 2000 Convertible Preferred Stock offering.

     LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have used cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, equipment-based financing. As of March 31, 2000, we had $516.8 million of cash, cash equivalents and cash securing letters of credit for network construction and $159.5 million of restricted cash equivalents and other restricted marketable securities, which primarily secure interest payments on our notes through April 2001. The following private and public equity and debt financing provided funds to satisfy our liquidity needs. Giving effect to the April 12 and the April 20 offerings described herein, pro forma restricted and non-restricted cash, cash equivalents, marketable securities and cash securing letters of credit for network construction as of March 31, 2000 was $1.1 billion.

On February 1, 2000, we executed a securities purchase agreement pursuant to which we agreed to sell, and affiliates of Hicks, Muse Tate & Furst and Chase Capital Partners committed to buy, $325 million in Series B cumulative convertible preferred stock for net proceeds to us of $306.1 million. The transaction closed on March 9, 2000, following receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance. Following the initial closing, affiliates of Chase Capital Partners sold a portion of their Series B preferred stock to certain affiliates of The Blackstone Group. The net proceeds of this private placement are being used for network expansion, services development and general corporate purposes.

Destia's credit facility with NTFC Capital Corporation, under which Destia had borrowed approximately $30.6 million as of March 31, 2000, provides for borrowings to fund certain equipment acquisition costs and related expenses. All of the equipment purchased with the proceeds of the NTFC note has been pledged to NTFC. The terms of the NTFC facility require the company to maintain certain debt service coverage ratios, EBITDA, and minimum cash balances. Due to the Company's acquisiton of Destia, NTFC has the right to require Destia to repay all outstanding obligations under the NTFC facility within 90 days following Viatel's acquisition of Destia. NTFC has extended the date by which it must exercise its right until May 26, 2000. Before May 26, 2000, we will be required to (i) obtain a waiver from NTFC, (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility. The Company's intent is to renegotiate a new facility with NTFC and, as such, the Company continues to record the NTFC borrowings as a long term liability.

On February 29, 2000, we acquired the entire issued and outstanding share capital of AT&T UK. The purchase price was $117.3 million, net of cash acquired of $24.1 million, and was comprised of a $125.0 million cash payment at the time of closing, certain post closing payments in connection with the preliminary acquired working capital, and estimated transaction costs.

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

We have very substantial interest expense. Although we have restricted cash available to make our interest payments on certain of our high yield debt instruments through April 15, 2001, thereafter we need to pay our interest expense from operating income or borrowings. During the three months ended March 31, 2000, we had an operating loss of $78.1 million and we have no commitment from any lender to make funds available.

On April 12, 2000, Viatel Financing Trust I, a Delaware statutory trust and consolidated subsidiary of ours, sold $180 million of 7 3/4% trust convertible preferred securities. The proceeds from this offering have been loaned by the trust to us. We will use the net proceeds of $171.4 million from this offering to further develop and enhance our network, to make selective acquisitions and investments and for working capital and general corporate purposes.

On April 20, 2000, we completed a high yield offering of 12 3/4% senior Euro notes due 2008 through which we received approximately $277.8 million of net proceeds.

We believe that the net proceeds from the offerings discussed above together with cash and marketable securities on hand and future capacity sales on our network will provide sufficient funds for us to expand our business as planned and to fund operating losses for the next 12 to 18 months. However, the amount of our future capital requirements will depend on a number of factors, including the success of our business, any acquisitions or investments we make, the start-up dates of each additional segment of our network, the dates on which we further expand our network, whether our network build-out is on-time and on-budget, the types of services we offer, staffing levels, and customer growth as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. Depending on the factors listed above, we may need more capital or may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. If we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms, or at all.

         CAPITAL ADDITIONS; COMMITMENTS

The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in property and equipment purchases payable, assets acquired under capital lease obligations and capitalized interest during the period. For the three months ended March 31, 2000, capital additions totaled $133.6 million and consisted of capital expenditures of approximately $104.8 million, a net increase of $20.7 million in property and equipment purchases payable, $3.9 million of assets acquired under capital lease obligations and capitalized interest of $4.2 million. We have also entered into certain agreements associated with our network, purchase commitments for network expansion and other items aggregating approximately $210.0 million at March 31, 2000. We expect to continue to have substantial capital expenditures in the future.

In addition, on April 10, 2000, we executed a definitive agreement with Level 3 Communications under the terms of which we acquired a 25% ownership interest in the trans-Atlantic fiber optic cable project being developed by Level 3. Our required commitment in 2000 to fund this purchase is approximately $140 million.

         FOREIGN CURRENCY

We have exposure to fluctuations in foreign currencies relative to the U.S. Dollar as a result of billing portions of our communications services revenue in the local European currency in countries where the local currency is relatively stable while many of our obligations, including a substantial portion of our transmission costs, are denominated in U.S. dollars. In countries with less stable currencies, we bill in U.S. dollars. Debt service on certain of the notes issued by us is currently payable in Euros. A substantial portion of our capital expenditures is and will continue to be denominated in various European currencies, including the Euro. Most of the European currencies in which we do business converged on January 1, 1999, with the exception of the British Pound Sterling.

A significant portion of our assets are foreign-denominated and, as such, are subject to fluctuations in value due to movements in foreign exchange rates. With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, are charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. Our financial position as of March 31, 2000 and our results of operations for the three months ended March 31, 2000 were not significantly affected by fluctuations in the U.S. Dollar in relation to foreign currencies.

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union established irrevocable fixed conversion rates between their existing sovereign currencies and a single currency called the Euro. The sovereign currencies are scheduled to remain legal tender as denominations of the Euro during a transition period from January 1, 1999 to January 1, 2002.

We have completed an internal analysis regarding business and systems issues related to the Euro conversion and, as a result, made necessary modifications to our business processes and software applications. Throughout most of 1999, and the three months ended March 31, 2000 we have been able to conduct business in both the Euro and sovereign currencies on a parallel basis, as required by the European Union.

We believe that the Euro conversion has not and will not have a significant impact on our business in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

INFLATION

We do not believe that inflation has had a significant effect on our operations to date.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133 AND SFAS NO. 137. Statement of Financial Accounting Standards No. 133 ("SFAS 133,") "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which amends SFAS 133 to delay the date by which all companies must comply with SFAS 133. Companies must comply with SFAS 133 for all fiscal years beginning after June 15, 2000. We have not completed our analysis of the impact of these statements on our consolidated financial statements.

In March 2000, FASB Interpretation No. 44 - "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and interest and principal payments on our outstanding Euro denominated senior notes and senior discount notes in foreign currencies. We do not consider the market risk exposure relating to foreign currency exchange to be material. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Foreign Currency."

We have financial instruments, which are subject to interest rate risk, principally short-term investments and debt obligations issued at a fixed rate. Historically, we have not experienced material gains or losses due to interest rate changes when selling short-term investments and typically holding these securities until maturity. Based on current holdings of short-term investments, our exposure to interest rate risk is not material. Fixed-rate debt obligations issued by us are generally not callable until maturity.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

                   None.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 9, 2000, the Company completed the sale of $325 million of 7.50% Cumulative Convertible Preferred Stock Series B due 2015, liquidation preference $1072, par value $.01 (the "Series B Preferred Stock") to affiliates of Hicks, Muse, Tate & Furst, Chase Capital Partners and The Blackstone Group. The Series B Preferred Stock was issued in two tranches -- Series B-1, which has voting rights (the "Series B-1 Preferred Stock") and Series B-2, which generally has no voting rights (the "Series B-2 Preferred Stock"). The net proceeds from this offering were $306.1 million, which the Company is using to continue its build out of the Viatel network, to fund new initiatives and for general corporate purposes.

All shares of Series B Preferred Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 4(2) of the Act. Theses sales were made without any general solicitation or advertising. The Series B-1 Preferred Stock is convertible, generally at any time, into the Company's fully paid and non-assessable shares of common stock. The Series B-2 Preferred Stock is convertible, generally at any time, into a number of fully paid and non-assessable shares of Series C preferred stock (calculated as to each conversion to the nearest 1/10,000 of a share) equal to the then effective liquidation preference thereof plus accrued and unpaid dividends to the date of conversion divided by the conversion price in effect at the time of conversion divided by 100. The initial conversion price for the Series B Preferred Stock is $46.25 per share.

As part of this financing, the Company issued warrants to purchase 753,116 shares of its common stock, 50% of which are exercisable for five years at a price of $75 per share, and 50% of which are exercisable for seven and one half years at a price of $100 per share. The Company also issued warrants to purchase 7,532 shares of its Series C preferred stock, 50% of which are exercisable for five years at a price of $7,500 per share and 50% of which are exercisable for seven and one half years at a price of $10,000 per share.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

                   None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   None.



ITEM 5.      OTHER INFORMATION.

                   None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


  (A)        EXHIBITS.

NO.                                   DESCRIPTION


3.1(iii) Certificate of Trust of Viatel Financing Trust I, dated March 30, 2000.

3.1(iv)       Amended and Restated  Declaration of Trust of Viatel
              Financing Trust I, dated and effective as of April 12, 2000.

4.11          Senior  Euro  Notes  Indenture,  dated as of April  20,
              2000, between Viatel, Inc., as issuer, and The Bank of New York, as trustee.

4.12          7  3/4%  Convertible  Junior  Subordinated   Debentures
              Indenture, dated  as of April 12, 2000, between Viatel,
              Inc. and The Bank of New York, as trustee.

4.13          Registration  Rights  Agreement,  dated April 14, 2000,
              between   Viatel,   Inc.  and  Morgan   Stanley  &  Co.
              International Limited, Chase Securities Inc. and Credit
              Suisse First Boston Corporation.

4.14 Registration Rights Agreement, dated April 6, 2000, between Viatel Financing Trust I, Viatel, Inc. and
              Morgan Stanley & Co. Incorporated, Salomon Smith Barney
              Inc. and Banc of America Securities LLC.

10.30         Placement  Agreement,  dated  April 14,  2000,  between
              Viatel,  Inc.  and Morgan  Stanley & Co.  International
              Limited,  Chase Securities Inc. and Credit Suisse First
              Boston Corporation, as placement agents.

10.31         Placement  Agreement,  dated  April  6,  2000,  between
              Viatel  Financing  Trust I,  Viatel,  Inc.  and  Morgan
              Stanley & Co.  Incorporated,  Salomon Smith Barney Inc.
              and Banc of America Securities LLC, as placement agents.

10.32         Trust  Convertible   Preferred   Securities   Guarantee
              Agreement,  dated as of April 12,  2000,  executed  and
              delivered by Viatel, Inc.

10.33         Common  Securities  Guarantee  Agreement,  dated  as of
              April 12, 2000, executed and delivered by Viatel, Inc.

10.34*        Amended  and  Restated  Engineering,   Procurement  and
              Construction  Contract,  dated as of November  15, 1999
              and effective as of February 19, 1999,  between Bechtel
              Limited, ViCaMe Infrastructure Development GmbH, Viatel
              German Asset GmbH,  Metromedia  Fiber  Network GmbH and
              Carrier 1 Fiber Network GmbH & Co. OHG.

27            Financial Data Schedule

----------------------
*     Confidential  portions of this contract  have been redacted  pursuant to a request for  confidential  treatment and redacted  material has been filed separately with the Securities and Exchange Commission.


  (B)   REPORTS ON FORM 8-K.

A report on Form 8-K was filed by the Company on February 16, 2000,  pursuant to
Item 5 thereof, announcing the execution of a Securities Purchase Agreement with affiliates of HMTF Europe Acquisition Corp. and Chase Equity Associates, LLC, an affiliate of Chase Capital Partners, for $325 million of the Company's Series B Cumulative Convertible Preferred Stock.


A report on Form 8-K was filed by the  Company on March 14,  2000,  pursuant  to
Item 2 thereof, announcing the acquisition of the entire issued and outstanding share capital of AT&T Communications (UK) Limited.

A report on Form 8-K was filed by the  Company on March 30,  2000,  pursuant  to
Item 5 thereof, announcing its intention to raise approximately $350 million through an offering of trust convertible preferred securities issued by Viatel Financing Trust I, a subsidiary of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIATEL, INC.



                                 By:   /s/ Michael J. Mahoney
                                       -------------------------------------
                                       Michael J. Mahoney
                                       Chief Executive Officer


                                 By:   /s/ Allan L. Shaw
                                       -------------------------------------
                                       Allan L. Shaw
                                       Chief Financial Officer

Date:  May 15, 2000

                                  EXHIBIT INDEX



NO.                                   DESCRIPTION


3.1(iii) Certificate of Trust of Viatel Financing Trust I, dated March 30, 2000.

3.1(iv)       Amended and Restated  Declaration of Trust of Viatel
              Financing Trust I, dated and effective as of April 12, 2000.

4.11          Senior  Euro  Notes  Indenture,  dated as of April  20,
              2000, between Viatel, Inc., as issuer, and The Bank of New York, as trustee.

4.12          7  3/4%  Convertible  Junior  Subordinated   Debentures
              Indenture, dated  as of April 12, 2000, between Viatel,
              Inc. and The Bank of New York, as trustee.

4.13          Registration  Rights  Agreement,  dated April 14, 2000,
              between   Viatel,   Inc.  and  Morgan   Stanley  &  Co.
              International Limited, Chase Securities Inc. and Credit
              Suisse First Boston Corporation.

4.14 Registration Rights Agreement, dated April 6, 2000, between Viatel Financing Trust I, Viatel, Inc. and
              Morgan Stanley & Co. Incorporated, Salomon Smith Barney
              Inc. and Banc of America Securities LLC.

10.30         Placement  Agreement,  dated  April 14,  2000,  between
              Viatel,  Inc.  and Morgan  Stanley & Co.  International
              Limited,  Chase Securities Inc. and Credit Suisse First
              Boston Corporation, as placement agents.

10.31         Placement  Agreement,  dated  April  6,  2000,  between
              Viatel  Financing  Trust I,  Viatel,  Inc.  and  Morgan
              Stanley & Co.  Incorporated,  Salomon Smith Barney Inc.
              and Banc of America Securities LLC, as placement agents.

10.32         Trust  Convertible   Preferred   Securities   Guarantee
              Agreement,  dated as of April 12,  2000,  executed  and
              delivered by Viatel, Inc.

10.33         Common  Securities  Guarantee  Agreement,  dated  as of
              April 12, 2000, executed and delivered by Viatel, Inc.

10.34*        Amended  and  Restated  Engineering,   Procurement  and
              Construction  Contract,  dated as of November  15, 1999
              and effective as of February 19, 1999,  between Bechtel
              Limited, ViCaMe Infrastructure Development GmbH, Viatel
              German Asset GmbH,  Metromedia  Fiber  Network GmbH and
              Carrier 1 Fiber Network GmbH & Co. OHG.

27            Financial Data Schedule

----------------------
*     Confidential  portions of this  contract have been redacted  pursuant to a request for  confidential  treatment and redacted  material has been filed separately with the Securities and Exchange Commission.
