Form 10-Q
period 2000-06-30
VIATEL INC
filed 2000-08-15
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/


     As of August 7, 2000, 50,483,201 shares of the registrant's common stock, $.01 par value per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                            June 30,            December 31,
                                                                                              2000                 1999
                                                                                          ------------         -------------
               ASSETS                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                                $ 623,232             $ 373,044
   Restricted cash equivalents                                                                 10,833                 9,632
   Restricted marketable securities                                                           122,437               125,581
   Trade accounts receivable, net of allowance
      for doubtful accounts of $23,562
      and $10,034, respectively                                                               212,371               115,103
   VAT receivables, net                                                                        47,600                37,867
   Prepaid expenses and other current assets                                                   44,594                16,789
                                                                                ---------------------- ---------------------
                  Total current assets                                                      1,061,067               678,016
                                                                                ---------------------- ---------------------
Restricted marketable securities, non-current                                                       -                62,547
Property and equipment, net                                                                 1,321,388               884,328
Cash securing letters of credit for network construction                                       30,951                50,165
Intangible assets, net                                                                        979,350             1,011,659
Other assets                                                                                   24,587                17,382
                                                                                ----------------------- ---------------------
                  Total assets                                                             $3,417,343            $2,704,097
                                                                                ====================== =====================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued telecommunications costs                                                          $ 91,282             $  77,333
   Accounts payable and other accrued expenses                                                296,597               161,136
   Property and equipment purchases payable                                                   139,274                87,810
   Accrued interest                                                                            50,568                37,545
   Current installments of notes payable                                                       23,699                24,997
   Current installments of obligations under capital leases                                     8,562                10,337
                                                                                ---------------------- ---------------------
                  Total current liabilities                                                   609,982               399,158
                                                                                ---------------------- ---------------------
Long-term liabilities:
   Long-term debt, excluding current installments                                           1,973,618             1,680,885
   Notes payable and obligations under capital leases,
     excluding current installments                                                            83,489                86,663
                                                                                ---------------------- ---------------------
                  Total long-term liabilities                                               2,057,107             1,767,548
                                                                                ---------------------- ---------------------
Series B mandatorily redeemable (in 2015) cumulative convertible preferred stock,
  $.01 par value: authorized 650,000 shares; issued and outstanding 325,000 and
  0 shares, respectively                                                                      314,364                     -
                                                                                ---------------------- ---------------------
Viatel-obligated mandatorily redeemable (in 2015) convertible preferred securities of subsidiary grantor  trust whose sole assets are junior subordinated
  debentures of Viatel                                                                        180,000                     -
                                                                                ---------------------- ---------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,350,000 shares; 0 shares
   issued and outstanding                                                                           -                     -
   Common stock, $.01 par value; authorized 150,000,000 shares; issued and
     outstanding 50,451,404 and 47,093,361 shares, respectively                                   504                   471
   Additional paid-in capital                                                               1,117,762             1,066,964
   Unearned compensation                                                                      (29,566)               (5,768)
   Accumulated other comprehensive loss                                                       (88,424)              (45,464)
   Accumulated deficit                                                                       (744,386)             (478,812)
                                                                                ----------------------- ---------------------
                  Total stockholders' equity                                                  255,890               537,391
                                                                                ----------------------- ---------------------
                  Total liabilities and stockholders' equity                               $3,417,343            $2,704,097
                                                                                ======================= =====================

                                        See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                           For the Three Months Ended              For the Six Months Ended
                                                                    June 30,                              June 30,
                                                     ----------------------------------     ------------------------------------
                                                            2000               1999               2000                 1999
                                                      ---------------     --------------    ----------------    ----------------
Revenue:
 Communication services revenue                           $  161,475         $  47,849           $ 322,115            $96,243
 Capacity sales                                               41,559            20,855              61,597             34,102
                                                      ---------------     --------------    ----------------    ----------------
        Total revenue                                        203,034            68,704              383,712            130,345
                                                      ---------------     --------------    ----------------    ----------------
Operating expenses:
  Cost of services and sales                                 141,916            52,559             272,078            103,607
  Selling, general and administrative                         75,625            21,090             137,053             39,853
  Depreciation and amortization                               73,398            11,978             140,064             21,582
  Restructuring                                                3,359                 -               3,930                  -
                                                      ---------------     --------------    ----------------    ----------------
         Total operating expenses                            294,298            85,627             553,125            165,042
                                                      ---------------     --------------    ----------------    ----------------
Other income (expense):
  Interest income                                             10,813             6,937              18,159             13,766
  Interest expense                                           (54,209)          (35,498)           (102,594)           (61,665)
                                                      ---------------     --------------    ----------------    ----------------
Net Loss                                                    (134,660)          (45,484)           (253,848)           (82,596)
                                                      ---------------     --------------    ----------------    ----------------
  Dividends on convertible preferred securities               (9,946)             (164)            (11,726)            (1,341)
                                                      ===============     ==============    ================    ================
Net loss attributable to common stockholders             $  (144,606)       $  (45,648)        $  (265,574)        $  (83,937)
                                                      ===============     ==============    ================    ================

Net loss per common share attributable to common
 stockholders, basic and diluted                         $     (2.87)       $    (1.77)        $     (5.39)        $    (3.42)
                                                      ===============     ==============    ================    ================
Weighted average common shares outstanding,
  basic and diluted                                           50,330            25,846              49,266             24,524
                                                      ===============     ==============    ================    ================




          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                          For the Six Months Ended
                                                                                                  June 30,
                                                                                  ------------------------------------------

                                                                                         2000                    1999
                                                                                  --------------------  --------------------
Cash flows from operating activities:
     Net loss                                                                         $ (253,848)           $  (82,596)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   140,064                21,582
         Accreted interest expense on long term debt                                      25,913                20,935
         Provision for losses on accounts receivable                                      13,435                 4,036
         Earned stock compensation                                                         5,819                   108
     Changes in operating assets and liabilities, net of effect of acquisitions          (44,690)              (18,996)
                                                                                  --------------------  --------------------
                  Net cash used in operating activities                                 (113,307)              (54,931)
                                                                                  --------------------  --------------------
Cash flows from investing activities:
     Capital expenditures                                                               (372,686)             (225,864)
     Purchase of marketable securities                                                   (62,546)             (219,725)
     Proceeds from maturity of marketable securities                                     130,301               299,049
     Acquisition, net of cash received of $23,638 in 2000                               (109,552)              (12,000)
     Decrease/(increase) in cash securing letters of credit                               19,214              (112,404)
      for network construction
     Issuance of notes receivable                                                              -                (4,498)
                                                                                  --------------------  --------------------
                  Net cash used in investing activities                                 (395,269)             (275,442)
                                                                                  --------------------  --------------------
Cash flows from financing activities:
     Proceeds from issuance of senior notes                                              281,241               365,471
     Proceeds from issuance of convertible preferred securities                          477,541                     -
     Deferred financing and registration costs                                           (10,037)              (12,880)
     Proceeds from issuance of common stock                                               29,361               194,150
     Payments under capital leases and notes payable                                     (14,123)               (3,856)
                                                                                  --------------------  --------------------
                  Net cash provided by financing activities                              763,983               542,885
                                                                                  --------------------  --------------------
Effects of exchange rate changes on cash                                                  (4,018)               (3,688)
                                                                                  --------------------  --------------------
Net increase in cash and cash equivalents                                                251,389               208,824
Cash and cash equivalents at beginning of period                                         382,676               339,822
                                                                                  --------------------  --------------------
Cash and cash equivalents at end of period                                            $  634,065            $  548,646
                                                                                  ====================  ====================
Supplemental disclosures of cash flow information:
     Interest paid                                                                    $   67,327            $   28,651
                                                                                  ====================  ====================
Supplemental disclosures of non-cash investing and financing activities:
     Assets acquired under capital lease obligations                                  $    4,126            $   13,550
                                                                                  ====================  ====================

          See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION AS OF JUNE 30, 2000 AND FOR THE PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 ARE UNAUDITED)


(1)  DESCRIPTION OF BUSINESS

      Viatel,   Inc.,   together  with  its  subsidiaries   (collectively,   the
      "Company"),   is  an  "All  Distance,  All  Services(TM)"   provider  of
      telecommunications services to individuals, corporations, Internet service providers, applications service providers and other communications carriers in Europe and North America. The Company is a licensed provider of telecommunications services in ten Western European countries, Canada and the United States. The Company owns and operates international telecommunications networks and is also the owner, operator and builder of a fiber optic network in Western Europe.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  BASIS OF PRESENTATION

      The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999, respectively, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company's annual consolidated financial statements. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. Operating results for the three and six month periods ended June 30, 2000 may not be indicative of the results that may be expected for the full year.

     (B)  REVENUE AND COST OF SERVICES AND SALES

      The Company records communication services revenue as earned at the time services are provided. The related cost of communication services is reported in the same period.

      Revenue from capacity sales mainly represents indefeasible-rights-of-use ("IRUs") for sales of portions of the Company's network that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease.

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

      The  Company  recognizes  revenue  in  accordance  with  FIN  43  and  the
      Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". However, accounting practices and guidance for sales of IRUs are evolving. Standard setting bodies are currently reviewing a number of issues related to FIN 43 and other related issues will probably be referred to these bodies. Changes in the accounting treatment as a result of the foregoing could affect the way that the Company recognizes revenue and costs associated with these capacity sales in the future.

      (C) NEW PRONOUNCEMENT

      In March 2000, FASB issued Interpretation No. 44 - "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123, "Accounting for Stock-Based Compensation". This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.

(3)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of (in thousands):

                                                       June 30,     December 31,
                                                         2000          1999
                                                     -------------- ------------
      Communications systems                          $1,074,060        $698,483
      Construction in progress                           279,204         210,671
      Furniture, office and computer equipment and other  41,164          25,707
      Software                                            17,815          13,481
      Leasehold improvements                              36,431          11,926
                                                     -------------- ------------
                                                       1,448,674         960,268
      Less accumulated depreciation and amortization     127,286          75,940
                                                     -------------- ------------
                                                      $1,321,388        $884,328
                                                     =============== ===========

      At June 30, 2000, construction in progress primarily represents construction of the Company's fiber optic network. For the three and six month periods ended June 30, 2000, $6.5 million and $10.7 million, respectively, of interest was capitalized compared to $2.3 million and $4.6 million for the three and six month periods ended June 30, 1999, respectively.

      In connection with the Company's joint construction of the civil works associated with a national communications network in Germany, the Company was required to obtain a letter of credit in support of its obligations, which expires during August 2000. The Company currently expects that it will obtain an extension of this letter of credit. As of June 30, 2000, the total amount outstanding relating to this letter of credit was approximately $31.0 million (DM61.7 million) and was collateralized by cash deposits.

      On April 11, 2000, the Company executed a definitive agreement with Level 3 Communications and certain of its affiliates (collectively, "Level 3"), under the terms of which the Company acquired a 25% ownership interest in the trans-Atlantic fiber optic cable project being developed by Level 3. As part of this agreement, the Company also obtained 128 STM-1s of capacity on the Atlantic Crossing cable system operated by Global Crossing.

(4)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following as of (in thousands) :

                                    June 30,              December 31,
                                      2000                    1999
                             ---------------------    ---------------------
         Accounts payable          $ 95,877                 $ 78,677
         Accrued expenses           200,720                   82,459
                             ---------------------    ---------------------
         Total                     $296,597                 $161,136
                             =====================    =====================


(5)   LONG-TERM DEBT AND NOTES PAYABLE

      Long-term debt and Notes Payable consist of the following as of (in thousands):

                                                      June 30,      December 31,
                                                       2000             1999
                                                   -------------    ------------
11.25% Senior Notes                                  $400,000         $400,000
12.50% Senior Discount Notes, less discount
     of $143,420 and $164,393, respectively           356,580          335,607
11.50% Senior Notes, less discount of
    $3,296 and $3,486, respectively                   266,160          265,986
11.50% Senior Notes                                   200,000          200,000
13.50% Senior Notes                                   157,620          158,300
11.50% Senior Notes (E150,000)                        142,694          151,027
11.15% Senior Notes (E91,010)                          86,577           91,633
12.75% Senior Notes (E300,000), (a)                   285,388                -
12.40% Senior Discount Notes (E115,552),
     less discount of $31,324 (E32,928)
     and $38,011 (E37,752), respectively               78,599           78,332
                                                 =============     ============
                                                   $1,973,618       $1,680,885
                                                 =============     ============

      (a) On April 20, 2000, the Company completed a high yield offering of E300 million ($281.2 million) principal amount of 12.75% senior Euro notes due 2008 pursuant to a private placement transaction. In connection therewith, the Company received net proceeds of approximately $271.2 million. Interest on these notes is payable semi-annually in cash on April 15 and October 15, commencing October 15, 2000. The notes are not redeemable prior to maturity. The indenture pursuant to which the notes were issued contains covenants virtually identical to those in the Company's existing indentures.

      The Company has entered into a credit facility with NTFC, which provides for borrowings to fund certain equipment acquisition costs and related expenses. The facility provides for an aggregate commitment from NTFC of $49.0 million. As of June 30, 2000, the aggregate amount due to NTFC was $27.2 million. All of the equipment purchased with the proceeds of the NTFC facility has been pledged as security to NTFC. The terms of the NTFC facility required Destia Communications, Inc. ("Destia") to maintain certain debt service coverage ratios, certain EBITDA thresholds (both as defined in the NTFC facility), and minimum cash balances. As a result of the Company's acquisition of Destia, NTFC had the right to require Destia to repay all outstanding obligations under the NTFC facility within 90 days following the acquisition. NTFC has extended the date by which it may exercise its right until September 8, 2000. Before September 8, 2000, the Company will be required to either (i) obtain a further extension of the consent date or (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility. The Company's intent is to negotiate a new facility with NTFC and, as such, the Company continues to classify the NTFC borrowings as a long-term liability classified as notes payable.

(6)   STOCK OPTION PLAN

      Stock option activity for the six months ended June 30, 2000 under the Company's various stock option plans is shown below:

                                                                    Number
                                            Weighted Average      of Shares
                                             Exercise Price     (in thousands)
                                           ------------------- -----------------
      Outstanding at December 31, 1999          $13.33             5,741
      Granted                                    48.56             2,855
      Exercised                                  10.79            (2,721)
      Forfeited                                  40.68              (106)
                                           ------------------- -----------------
      Outstanding at June 30, 2000              $31.46             5,769
                                           =================== =================

      As of June 30, 2000, approximately 1.0 million options were currently exercisable under the Company's various stock option plans.

(7)   COMPREHENSIVE LOSS

      The Company's comprehensive loss is as follows (in thousands):

                                                    For the Three Months Ended          For the Six Months Ended
                                                             June 30,                           June 30,
                                                  -------------------------------    --------------------------------
                                                      2000              1999              2000              1999
                                                  -------------    --------------    -------------    ---------------
      Net loss                                      $(134,660)       $(45,484)        $(253,848)         $(82,596)
      Foreign currency translation adjustments        (22,526)        (12,379)          (42,960)          (21,215)
                                                  -------------    --------------    -------------    ---------------
      Comprehensive loss                            $(157,186)       $(57,863)        $(296,808)        $(103,811)
                                                  =============    ==============    =============    ===============

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

      The Company groups its products and services under retail, wholesale, advanced services and capacity segments. The information below summarizes revenue by type for the three and six month periods ended June 30 (in thousands):

                                                     For the Three Months Ended          For the Six Months Ended
                                                              June 30,                           June 30,
                                                   -------------------------------    -------------------------------
                                                       2000             1999                 2000              1999
                                                   -------------    --------------    -------------    --------------
     Retail                                           $ 90,003            $28,992         $189,857         $ 57,731
     Wholesale                                          47,574             18,323           96,690           37,257
     Advanced Services                                  23,898                534           35,568            1,255
     Capacity                                           41,559             20,855           61,597           34,102
                                                   -------------    --------------    -------------    --------------
     Consolidated                                     $203,034            $68,704         $383,712         $130,345
                                                   =============    ==============    =============    ==============

      The information below summarizes revenue by geographic area for the three and six month periods ended June 30 (in thousands):

                                                    For the Three Months Ended          For the Six Months Ended
                                                             June 30,                           June 30,
                                                  -------------------------------    --------------------------------
                                                      2000              1999               2000              1999
                                                  --------------    -------------    --------------    --------------
     Western Europe                                 $137,323             $54,109         $231,184            $97,358
     North America                                    63,859              12,272          148,662             27,724
     Other                                             1,852               2,323            3,866              5,263
                                                  --------------    -------------    --------------    --------------
     Consolidated                                   $203,034             $68,704         $383,712           $130,345
                                                  ==============    =============    ==============    ==============

      The information below summarizes long lived assets by geographic area as of (in thousands):

                                                                             June 30,              December 31,
                                                                               2000                    1999
                                                                        --------------------    --------------------
     Western Europe                                                           $1,504,758              $1,087,038
     North America                                                               741,881                 762,198
     Other                                                                           364                     201
                                                                        --------------------    --------------------
     Consolidated                                                             $2,247,003              $1,849,437
                                                                        ====================    ====================

(9)   ACQUISITIONS

      DESTIA COMMUNICATIONS, INC.

      On December 8, 1999, the Company acquired Destia through a merger of Destia with one of the Company's subsidiaries. Destia is a facilities-based provider of domestic and international long distance telecommunications services in Europe and North America. Its customer base consists of residential customers, commercial customers, ethnic groups and other telecommunications carriers. Destia offers a variety of retail telecommunications services, including international and domestic long distance, Internet access and wireless services. On February 13, 2000, Destia changed its name to Viatel Communications, Inc.

      In connection with the Company's integration plan, as of December 31, 1999, the Company recorded accruals related to the closing and termination of Destia facilities and lease and other contract costs of $9.2 million and employee termination costs relating to Destia employees of $2.2 million. Payments made during the six months ended June 30, 2000 against these accruals totaled $8.5 million, of which $7.2 million related to lease and other contract cancellation costs and $1.3 million related to employee termination costs.

      NEW COMMS (UK) LIMITED.

      On February 29, 2000, the Company acquired all of the issued and outstanding share capital of AT&T Corporation's UK subsidiary, New Comms
      (UK) Limited ("Comms UK"). As a result of the transaction, Comms UK became a wholly-owned subsidiary of the Company. Comms UK is a provider of voice and data solutions to primarily enterprise level customers. Following the acquisition, Comms UK changed its name to Viatel Global Communications Limited.

      The purchase price for Comms UK, including certain post closing adjustments in connection with preliminary acquired working capital, was $109.6 million, net of cash acquired of $23.6 million, and was comprised of a $125.0 million cash payment at the time of closing, and estimated transaction costs. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The preliminary allocation has resulted in goodwill of $23.2 million, which is being amortized on a straight-line basis over an estimated useful life of seven years.

      In connection with the Company's integration plan, as of June 30, 2000, the Company recorded accruals of $30.0 million related to the closing and termination of Comms UK facilities and lease and other contract costs.

      The current allocation of the Comms UK purchase price is as follows (in thousands):

                 Current assets, net of cash acquired of $23,638      $56,836
                 Property, equipment and leasehold improvements       131,340
                 Other non-current assets                              16,715
                 Current liabilities                                 (112,453)
                 Long-term liabilities                                 (6,075)
                                                                   -----------
                 Fair value of net assets acquired                     86,363
                 Purchase price, net of cash acquired of $23,638      109,552
                                                                   -----------
                 Goodwill                                             $23,189
                                                                   ===========

      The following pro forma financial information presents the combined results of operations of Viatel, Destia, and Comms UK, as if the acquisitions had occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, and interest income and expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Viatel, Destia, and Comms UK constituted a single entity during such periods.

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 --------------------------------    --------------------------------
                                                      2000              1999              2000              1999
                                                 --------------    --------------    -------------    ---------------
         Revenue                                    $203,034           $189,873         $403,330           $359,331
         Net loss attributable to common
           stockholders                             (144,606)          (116,339)        (274,667)          (224,747)
         Net loss per common share
           attributable to common stockholders        $(2.87)            $(2.90)          $(5.58)            $(5.79)

      Comms UK had significant transactions and relationships with AT&T Corp.and its affiliates. As a result of these relationships it is possible that the terms of these transactions were not the same as those that would have resulted from transactions among wholly unrelated parties.

(10)   RESTRUCTURING

      DESTIA RELATED RESTRUCTURING PLAN

      During 1999, the Company recognized restructuring charges relating to the streamlining of the Company's organizational structure and the strategic repositioning of certain operations, primarily as a result of its merger with Destia. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contract cancellation costs as well as employee termination costs associated with workforce reductions. As of June 30, 2000, approximately 190 employees have been made redundant through the Company's initiatives.

      As of June 30, 2000, the Company has $1.3 million of accruals relating to the Destia acquisition. During 1999, a total of $3.9 million was accrued for restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the six months ended June 30, 2000 against the restructuring accruals totaled $2.6 million, of which $0.8 million related to employee terminations and $1.8 million related to lease and other contract cancellation costs. The Company recorded restructuring expenses relating to the Destia acquisition of $1.0 million and $1.6 million for the three and six months ended June 30, 2000, respectively, primarily related to employee termination costs. The Company anticipates that all restructuring charges associated with the Destia acquisition will be recognized by December 2000.

      COMMS UK RELATED RESTRUCTURING PLAN

      During the second quarter of 2000, the Company recognized $2.4 million in restructuring charges relating to the streamlining of the Company's organizational structure as a result of its acquisition of Comms UK. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contract cancellation costs. The Company anticipates that any additional charges associated with the Comms UK acquisition will be recognized by June 2001.

(11)   SERIES B MANDATORILY REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

      On March 9, 2000, the Company completed an offering of $325 million of Series B cumulative convertible preferred stock for net proceeds to the Company of $306.1 million. The Series B preferred stock accrues dividends at an annual rate of 7.50% of the then-effective liquidation preference, may be converted at the option of the holder at a conversion price of $46.25 per share and is mandatorily redeemable in 2015. Dividends on the Series B preferred stock accumulate until May 31, 2005. Thereafter dividends, to the extent not paid in full in cash, shall accrue and shall be added to the liquidation preference. For the three and six months ended June 30, 2000, the Company recorded $6.9 million and $8.7 million, respectively, in dividends on the Series B preferred stock. As part of this financing, the Company also issued warrants to purchase 753,116 shares of the Company's common stock, 50% of which are exercisable for 5 years at a price of $75 per share, and 50% of which are exercisable for 7-1/2 years at a price of $100 per share. In addition, the Company issued warrants to purchase 7,532 shares of its Series C preferred stock (each share of which is convertible into 100 shares of the Company's common stock), 50% of which are exercisable for 5 years at a price of $7,500 per share and 50% of which are exercisable for 7-1/2 years at a price of $10,000 per share.

(12) VIATEL-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST WHOSE SOLE ASSETS ARE JUNIOR SUBORDINATED DEBENTURES OF VIATEL

      On April 12, 2000, a Delaware trust and statutory consolidated subsidiary of the Company sold 3,600,000 shares of trust convertible preferred securities, which are convertible at the holder's option into Viatel common stock, to certain placement agents, and 111,340 shares of common securities to the Company. The proceeds from the sale of the trust convertible preferred securities were invested by the trust in $180.0 million aggregate principal amount of the Company's 7.75% convertible junior subordinated debentures due 2015 (the "Debentures"). The Debentures and the common securities represent the sole assets of the trust. The Debentures mature on April 15, 2015, bear interest at the rate of 7.75%, payable quarterly, and are redeemable by the Company beginning in April 2003 at 105.43% of the principal amount thereof.

      Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 7.75% of the liquidation amount of $50 per security. For the three and six months ended June 30, 2000, the Company recorded $3.0 million in accrued distributions relating to the trust preferred securities. Each trust preferred security is convertible into shares of the Company's common stock at the rate of 1.048 shares of Company common stock per trust preferred security, subject to adjustment in certain circumstances. The trust preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 105.43% of the liquidation amount beginning in April 2003.

      The Company has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Debentures, the indenture pursuant to which the Debentures were issued and the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the trust preferred securities.

      The Debentures and related trust investment in the common securities have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a rapidly growing provider of "All Distance, All Services (TM)" integrated telecommunication services to individuals, corporations, Internet service providers, applications service providers and other communications carriers in Europe and North America. We operate one of Europe's largest pan-European networks, with international gateways in New York City and London, direct sales forces in 12 Western European cities and New York City, and an indirect sales force in numerous locations in Western Europe and North America. We have full public telecommunications operator licenses in nine Western European countries, Canada and the United States and interconnection agreements with the incumbent telecommunications provider in each of these countries.

      Historically, our revenues have been derived primarily from communication services and the provision of telecommunications services in Europe and more recently in North America. Communication services revenue is comprised of Basic and Advanced Services. Basic Services can be provided as both retail and carrier services. Our Basic Services revenue includes revenue from switched and dedicated long distance, 800/FreePhone services, conference calling, and enhanced fax services as well as prepaid, postpaid, and debit calling cards. Basic Services revenue is primarily generated from billed minutes of use. Advanced Services is comprised of domestic and international private line services, Internet access, frame relay, asynchronous transfer mode, Internet protocol services and managed bandwidth. Advanced Services have been offered as a response to the growing demand for such services from our customers and are anticipated to continue to grow as a percentage of revenue. Communications services revenue per billable minute excludes fixed monthly fees associated with our other products and service offerings.

      Capacity sales mainly represent indefeasible rights-of-use for sales of portions of our network that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease and is included in communication services revenue.

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

      In December 1999, we completed our acquisition of Destia and in February 2000, we completed our acquisition of Comms UK (the "Acquisitions"). As a result, our June 30, 2000 consolidated financial statements include the results of operations of Destia for the six months ended June 30, 2000 and of Comms UK for the four months ended June 30, 2000.

RESULTS OF OPERATIONS

      The following table summarizes the breakdown of our results of operations as a percentage of revenue. Our revenue, and therefore these percentages, could fluctuate substantially from period-to-period due to revenues from capacity sales, which have a substantially different impact on margins than revenues from communications services.

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                    ---------------------------------    -----------------------------
                                                        2000               1999              2000            1999
                                                    --------------     --------------    -------------    ------------
Cost of services and sales                                69.9%             76.5%              70.9%         79.5%
Selling, general and administrative                       37.2%             30.7%              35.7%         30.6%
Depreciation and amortization                             36.2%             17.4%              36.5%         16.6%
Restructuring                                              1.7%              -                  1.0%           -
EBITDA loss (1)                                           (7.1%)            (7.2%)             (6.6%)       (10.1%)
Adjusted EBITDA income (2)                                 6.8%              4.2%               3.2%          0.1%

-----------

      (1) As used herein, "EBITDA" consists of earnings before interest, income taxes, restructuring and impairment charges, extraordinary loss, dividends on convertible preferred stock and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

      (2) As used herein, "Adjusted EBITDA" is defined as "EBITDA" plus the non-cash cost of capacity sold, non-cash stock related compensation, and the cash portion of the change in deferred revenue.


      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

      TOTAL REVENUE. Total revenue increased by 195.5% to $203.0 million for the three months ended June 30, 2000 from $68.7 million for the three months ended June 30, 1999. This growth was primarily attributable to a 237.5% increase in communication services revenue (which includes revenue from Basic and Advanced Services) to $161.5 million for the three months ended June 30, 2000 from $47.8 million for the three months ended June 30, 1999. Basic Services represented $137.6 million, or 85.2% of communication services revenue, for the quarter ended June 30, 2000, compared to $47.3 million, or 98.9% of communication services revenue, for the quarter ended June 30, 1999. Advanced Services grew to $23.9 million, or 14.8% of communication services revenue, for the quarter ended June 30, 2000 compared to $0.5 million, or 1.1% of communication services revenue, for the second quarter of 1999, and will become an increasingly larger component of revenue. Capacity sales increased to $41.6 million, or 20.5% of total revenue, for the three months ended June 30, 2000 from $20.9 million, or 30.4% of total revenue, for the three months ended June 30, 1999. Revenue growth continues to be generated primarily by growth from European operations, capacity sales, and as a result of the Acquisitions.

      Communication services revenue from the sale of Basic Services to retail customers represented $90.0 million, or 44.3% of total revenue, for the three months ended June 30, 2000, compared to $29.0 million, or 42.2% of total revenue, for the three months ended June 30, 1999. For the three months ended June 30, 2000 as compared to the same period in 1999, our Basic Services revenue derived from carrier services grew on an absolute basis to $47.6 million from $18.3 million, but decreased on a percentage basis to 23.4% of total revenue for the three months ended June 30, 2000 from 26.7% of total revenue for the three months ended June 30, 1999.

      Billable minutes increased to 1.7 billion for the three months ended June 30, 2000 from 278.5 million for the three months ended June 30, 1999. Although there was a substantial increase in billable minutes from the three months ended June 30, 1999 to the three months ended June 30, 2000, the effects of such growth were partially offset by a decline in revenue per billable minute, which declined by 52.9% to $.08 from $.17, primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (2) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

      COST OF SERVICES AND SALES. Cost of services and sales increased to $141.9 million for the three months ended June 30, 2000 from $52.6 million for the three months ended June 30, 1999. As a percentage of revenue, however, cost of services and sales decreased to 69.9% for the three months ended June 30, 2000 from 76.5% for the three months ended June 30, 1999, due to our continued migration from leased infrastructure to our own network, higher capacity sales and as a result of the Acquisitions. The beneficial effect associated with ongoing expansion of network infrastructure ownership and of bringing traffic on-net, however, is somewhat delayed because our leased line agreements require minimum notification to terminate our obligations. Cost of services and sales for the three months ended June 30, 2000 also includes the non-cash charges associated with capacity sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $75.6 million for the three months ended June 30, 2000 from $21.1 million for the three months ended June 30, 1999 and, as a percentage of total revenue, increased to 37.2% from 30.7%. The increase was primarily the result of the expanded geographical reach of our network, additional product offering capabilities and reorganization expenses related to our strategic acquisitions. Much of these expenses are attributable to overhead costs associated with our headquarters, back-office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were 49.0% for the three months ended June 30, 2000 compared to 43.1% for the three months ended June 30, 1999. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were 5.1% for the three months ended June 30, 2000 compared to 4.1% for the three months ended June 30, 1999. Advertising and promotion expenses will continue to be a significant component of selling, general and administrative expenses for the foreseeable future.

      EBITDA AND ADJUSTED EBITDA. EBITDA loss increased to $14.5 million for the three months ended June 30, 2000 from $4.9 million for the three months ended June 30, 1999. As a percentage of total revenue, EBITDA loss decreased slightly to 7.1% for the three months ended June 30, 2000 from 7.2% for the three months ended June 30, 1999. Adjusted EBITDA increased to $13.9 million for the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999. As a percentage of total revenue, Adjusted EBITDA increased to 6.8% for the quarter ended June 30, 2000 from 4.2% for the quarter ended June 30, 1999.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased to $73.4 million for the three months ended June 30, 2000 from $12.0 million for the three months ended June 30, 1999. The increase was due primarily to the increase in gross property and equipment to $1.4 billion at June 30, 2000 from $626.5 million at June 30, 1999 and an increase of $36.1 million in amortization of goodwill and other intangibles related to the Acquisitions.

      The purchase price for Destia was $901.9 million and was allocated based on estimated fair values at the date of acquisition, pending final determination. This allocation has resulted in intangible assets and goodwill of $131.0 million and $830.4 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives which are four to seven years and seven years, respectively. The purchase price for Comms UK was $109.6 million, net of cash acquired of $23.6 million, and was allocated based on estimated fair values at the date of acquisition, pending final determination. This preliminary allocation has resulted in goodwill of $23.2 million, which is being amortized on a straight-line basis over its estimated useful life of seven years.

      RESTRUCTURING. During 1999, we recognized restructuring charges relating to the streamlining of our organizational structure and the strategic repositioning of certain operations, primarily as a result of our merger with Destia. These restructuring charges were composed primarily of anticipated costs to terminate lease and certain other contract cancellation costs, as well as employee termination costs associated with workforce reductions.

      As of June 30, 2000, we had $1.3 million of accruals relating to the Destia acquisition. During 1999, a total of $3.9 million was accrued for restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the three months ended June 30, 2000 against the restructuring accruals totaled $1.6 million, of which $0.6 million related to employee terminations and $1.0 million related to lease and other contract cancellation costs. We recorded restructuring expenses relating to the Destia acquisition of $1.0 million for the three months ended June 30, 2000, primarily related to employee termination costs. We anticipate that any additional restructuring charges associated with the Destia acquisition will be recognized by December 2000.

      In addition, as a result of our acquisition of Comms UK, during the second quarter of 2000 we recognized $2.4 million in restructuring charges relating to the streamlining of our organizational structure. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contract cancellation costs. We anticipate that any additional charges associated with the Comms UK acquisition will be recognized by June 2001.

      INTEREST. Interest expense increased to $54.2 million for the three months ended June 30, 2000 from $35.5 million for the three months ended June 30, 1999, primarily as a result of increases in our outstanding indebtedness, which includes notes and capital lease obligations, which increased to $2.1 billion at June 30, 2000 from $1.3 billion at June 30, 1999. For the three months ended June 30, 2000, we capitalized $6.5 million of interest costs. Interest income increased to $10.8 million for the three months ended June 30, 2000, from $6.9 million for the three months ended June 30, 1999, primarily as a result of the interim investment of the net proceeds from our second quarter 2000 debt and convertible trust preferred offerings.

      DIVIDENDS. Dividends on convertible preferred securities increased to $9.9 million for the three months ended June 30, 2000, from $0.2 million for the three months ended June 30, 1999, as a result of the $6.9 million in accrued dividends relating to the March 9, 2000 offering of Series B cumulative convertible preferred stock and the $3.0 million in accrued distributions relating to the April 12, 2000 offering of trust convertible securities. The $0.2 million recorded in the three months ended June 30, 1999, reflected accrued dividends on the Company's Series A redeemable convertible preferred stock, which was mandatorily converted into shares of our common stock on May 13, 1999.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

      TOTAL REVENUE. Total revenue increased by 194.4% to $383.7 million for the six months ended June 30, 2000 from $130.3 million for the six months ended June 30, 1999. This growth was primarily attributable to a 234.7% increase in communication services revenue to $322.1 million for the six months ended June 30, 2000 from $96.2 million for the six months ended June 30, 1999. Basic Services represented $286.5 million, or 89.0% of communication services revenue for the first half of 2000, compared to $95.0 million, or 98.7% of communication services revenue, for the first half of 1999. Advanced Services grew to $35.6 million, or 11.0%, of communication services revenue, for the first six months of 2000 compared to $1.3 million, or 1.3% of communication services revenue, for the first six months of 1999, and will become an increasingly larger component of total revenue. Capacity sales increased to $61.6 million, or 16.1% of total revenue, for the six months ended June 30, 2000 from $34.1 million, or 26.2% of total revenue, for the six months ended June 30, 1999. The revenue growth was primarily the result of the same factors that contributed to the growth during the three months ended June 30, 2000.

      Communication services revenue from the sale of Basic Services to retail customers represented $189.9 million, or 49.5% of total revenue, for the six months ended June 30, 2000 compared to $57.7 million, or 44.3% of total revenue, for the six months ended June 30, 1999. For the six months ended June 30, 2000 as compared to the same period in 1999, our Basic Services revenue derived from carrier services grew on an absolute basis to $96.7 million from $37.3 million, but decreased on a percentage basis to 25.2% of total revenue for the six months ended June 30, 2000 compared to 28.6% of total revenue for the six months ended June 30, 1999.

      Billable minutes increased to 3.1 billion for the six months ended June 30, 2000 from 549.3 million for the six months ended June 30, 1999. Although there was a substantial increase in billable minutes from the first half of 1999 to the first half of 2000, the effects of such growth were partially offset by a decline in revenue per billable minute, which declined by 47.1% to $.09 from $.17, primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (2) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

      COST OF SERVICES AND SALES. Cost of services and sales increased to $272.1 million for the six months ended June 30, 2000 from $103.6 million for the six months ended June 30, 1999. As a percentage of total revenue, however, cost of services and sales decreased to 70.9% for the six months ended June 30, 2000 from 79.5% for the six months ended June 30, 1999, due to our continued migration from leased infrastructure to our own network, higher capacity sales and as a result of the Acquisitions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $137.1 million for the first half of 2000 from $39.9 million for the first half of 1999 and, as a percentage of total revenue, increased to 35.7% from 30.6%. The increase was primarily attributable to the same factors associated with the increase during the three months ended June 30, 2000. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were 48.1% for the six months ended June 30, 2000 compared to 45.2% for the six months ended June 30, 1999. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were 6.0%, for the six months ended June 30, 2000 compared to 4.6% for the six months ended June 30, 1999.

      EBITDA AND ADJUSTED EBITDA. EBITDA loss increased to $25.4 million for the six months ended June 30, 2000 from $13.1 million for the six months ended June 30, 1999. As a percentage of total revenue, EBITDA loss decreased to 6.6% for the first half of 2000 from 10.1% for the first half of 1999. Adjusted EBITDA increased to $12.2 million for the six months ended June 30, 2000 from $0.2 million for the six months ended June 30, 1999. As a percentage of total revenue, Adjusted EBITDA increased to 3.2% for the six month period ended June 30, 2000 from 0.1% for the six month period ended June 30, 1999.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $140.1 million for the six months ended June 30, 2000 from $21.6 million for the six months ended June 30, 1999. The increase was due primarily to the increase in gross property and equipment to $1.4 billion at June 30, 2000 from $626.5 million at June 30, 1999 and an increase of $70.4 million in amortization of goodwill and other intangibles related to the Acquisitions.

      RESTRUCTURING. As of June 30, 2000, we had $1.3 million of accruals relating to the Destia acquisition. During 1999, a total of $3.9 million was accrued for restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the six months ended June 30, 2000 against the restructuring accruals totaled $2.6 million, of which $0.8 million related to employee terminations and $1.8 million related to lease and other contract cancellation costs. We recorded restructuring expenses relating to the Destia acquisition of $1.6 million for the six months ended June 30, 2000, primarily related to employee termination costs. We anticipate that any additional restructuring charges associated with the Destia acquisition plan will be recognized by December 2000.

      INTEREST. Interest expense increased to $102.6 million for the six months ended June 30, 2000 from $61.7 million for the six months ended June 30, 1999, primarily as a result of increases in our outstanding indebtedness, consisting of notes and capital lease obligations, which increased to $2.1 billion at June 30, 2000 from $1.3 billion at June 30, 1999. For the six months ended June 30, 2000, we capitalized approximately $10.7 million of interest costs. Interest income increased to $18.2 million for the six months ended June 30, 2000, from $13.8 million for the six months ended June 30, 1999, primarily as a result of the interim investment of the net proceeds from our debt and convertible preferred securities offerings.

      DIVIDENDS. Dividends on convertible preferred securities increased to $11.7 million for the six months ended June 30, 2000, from $1.3 million for the six months ended June 30, 1999, as a result of the $8.7 million in accrued dividends relating to the March 9, 2000 offering of Series B cumulative convertible preferred stock and the $3.0 million in accrued distributions relating to the April 12, 2000 offering of trust convertible securities.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have used cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt offerings and, to a limited extent, vendor financing. As of June 30, 2000, we had aggregate cash resources of $787.5 million, comprised of $654.2 million in cash, cash equivalents and cash securing letters of credit for network construction and $133.3 million in restricted cash equivalents and other restricted marketable securities, which primarily secure interest payments on our notes through April 2001. The following 2000 private and public equity and debt financings have provided funds for our liquidity needs.

      On February 1, 2000, we executed a securities purchase agreement pursuant to which we agreed to sell, and affiliates of Hicks, Muse, Tate & Furst and Chase Capital Partners committed to buy, $325 million in Series B cumulative convertible preferred stock for net proceeds to us of $306.1 million. The transaction closed on March 9, 2000, following receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance. Following the initial closing, affiliates of Chase Capital Partners sold a portion of their Series B preferred stock to certain affiliates of The Blackstone Group. The net proceeds of this private placement are being used for network expansion, services development and general corporate purposes.

      On April 12, 2000, Viatel Financing Trust I, a Delaware statutory trust and consolidated subsidiary of ours, sold 3,600,000 shares of 7.75% trust convertible preferred securities. The proceeds from this offering were invested by the trust in $180.0 million aggregate principal amount of the Company's 7.75% convertible junior subordinated debentures. In addition, on April 20, 2000, we completed a high yield offering of E300.0 million principal amount of 12.75% senior Euro notes due 2008. We will use the net proceeds of $442.6 million from these two offerings to further develop and enhance our network, to make selective acquisitions and investments and for working capital and general corporate purposes.

      Destia's credit facility with NTFC Capital Corporation, under which Destia had borrowed approximately $27.2 million as of June 30, 2000, provides for borrowings to fund certain equipment acquisition costs and related expenses. All of the equipment purchased with the proceeds of the NTFC note has been pledged to NTFC. The terms of the NTFC facility required Destia to maintain certain debt service coverage ratios, certain EBITDA thresholds, and minimum cash balances. As a result of the Company's acquisition of Destia, NTFC had the right to require Destia to repay all outstanding obligations under the NTFC facility within 90 days following the closing of the transaction. NTFC has extended the date by which it may exercise its right until September 8, 2000. Before September 8, 2000, we will be required to (i) obtain a further extension of the consent date from NTFC, (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility. Our intent is to negotiate a new facility with NTFC and, as such, we continue to classify the NTFC borrowings as a long-term liability.

      On February 29, 2000, we acquired all of the issued and outstanding share capital of Comms UK. The purchase price, including certain post closing adjustments in connection with all of the acquired working capital, was $109.6 million, net of cash acquired of $23.6 million, and was comprised of a $125.0 million cash payment at the time of closing, and estimated transaction costs.

      During the third quarter of 2000, we intend to file a universal shelf registration statement that will enable us to issue, from time to time, additional shares of our common stock, preferred stock or debt securities. At this time, we have not determined the dollar amount of securities that will be registered for future offerings. We have no current intention to issue any securities pursuant to this shelf registration statement.

      We have very substantial interest expense. Although we have restricted cash available to make our interest payments on certain of our high yield notes through April 15, 2001, thereafter we will be required to pay our interest expense from unrestricted cash on hand and from future operating income or borrowings. During the six months ended June 30, 2000, we had an operating loss of $169.4 million.

      We believe that the net proceeds from our 2000 offerings together with cash and marketable securities on hand and future capacity sales will provide sufficient funds for us to expand our business as planned and to fund operating losses for the next 12 to 18 months. However, the amount of our future capital requirements will depend on a number of factors, including the success of our business, any acquisitions or investments we make, the start-up dates of each additional segment of our network, the dates on which we further expand our network, whether our network build-out is on-time and on-budget, the types of services we offer, staffing levels, and customer growth as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. Depending on the factors listed above, we may need more capital, we may be required to delay or abandon some or all of our development and expansion plans, we may be required to seek additional sources of financing earlier than currently anticipated or we may be required to sell certain assets. If we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms, or at all.

               CAPITAL ADDITIONS; COMMITMENTS

      The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in property and equipment purchases payable, assets acquired under capital lease obligations and capitalized interest during the period. For the six months ended June 30, 2000, capital additions totaled $439.0 million and consisted of capital expenditures of approximately $372.7 million, a net increase of $51.5 million in property and equipment purchases payable, $4.1 million of assets acquired under capital lease obligations and capitalized interest of $10.7 million. We have also entered into certain agreements associated with our network, purchase commitments for network expansion and other items aggregating approximately $182.0 million as of June 30, 2000.

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

      Significant portions of our assets are foreign-denominated and, as such, are subject to fluctuations in value due to movements in foreign exchange rates. With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, are charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. Our financial position as of June 30, 2000 and our results of operations for the three and six months ended June 30, 2000 were not significantly affected by fluctuations in the U.S. Dollar in relation to foreign currencies.

      EURO

      On January 1, 1999, eleven of the fifteen member countries of the European Union established irrevocable fixed conversion rates between their existing sovereign currencies and a single currency called the Euro. The sovereign currencies are scheduled to remain legal tender as denominations of the Euro during a transition period from January 1, 1999 to January 1, 2002.

      We have completed an internal analysis regarding business and systems issues related to the Euro conversion and, as a result, made necessary modifications to our business processes and software applications. Throughout most of 1999, and the six months ended June 30, 2000, we have been able to conduct business in both the Euro and sovereign currencies on a parallel basis, as required by the European Union.

      We believe that the Euro conversion has not and will not have a significant impact on our business in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

      INFLATION

      We do not believe that inflation has had a significant effect on our operations to date.

      RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 133 AND SFAS NO. 137. Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which amends SFAS 133 to delay the date by which all companies must comply with SFAS
      133. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" which intended to simplify the accounting for derivatives under SFAS 133 and is effective upon adoption of SFAS 133. Companies must comply with SFAS 133 for all fiscal years beginning after June 15, 2000. The Company has not yet assessed the impact of SFAS 133.

      In March 2000, FASB Interpretation No. 44 - "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123, "Accounting for Stock-Based Compensation". This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.

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

                   None.

ITEM 5.      OTHER INFORMATION.

                   None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


   (A)       EXHIBITS.

             EXHIBIT NO.      DESCRIPTION OF DOCUMENT

             4.16             Amendment  to  Rights   Agreement,   dated  as  of
                              February 1, 2000, between Viatel, Inc. and The Bank of New York, as Rights Agent.

             10.34+++ Fiber Purchase Agreement, dated as of April 11, 2000, by and between Level 3 Landing Station,
                              Inc., Level 3 (Bermuda) Limited, Level 3 Communications Limited, and Viatel, Inc.

             10.35+++ Capacity and Dark Fiber IRU Purchase Agreement, dated as of April 11, 2000, by and between Level 3 Landing Station, Inc., Level 3 (Bermuda) Limited, Level 3 Communications Limited, and Viatel, Inc.

             27               Financial Data Schedule
             ----------------------------

             +++ Confidential treatment requested as to certain portions of these exhibits.

   (B)      REPORTS ON FORM 8-K.

            A report on Form 8-K was filed by the Company on April 3, 2000, pursuant to Item 5 thereof, announcing the execution of a memorandum of understanding with Level 3 Communications under the terms of which the Company agreed to acquire a 25% ownership interest in the transatlantic fiber optic cable being developed by Level 3.

            A report on Form 8-K was filed by the Company on April 3, 2000, pursuant to Item 7 thereof, in which the Company filed a financial data schedule, audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1999 and unaudited pro forma combining financial information, and notes thereto, for the year ended December 31, 1999 in connection with the Company's acquisition of Destia Communications, Inc.

            A report on Form 8-K was filed by the Company on April 7, 2000, pursuant to Item 5 thereof, announcing that the Company was intending to raise approximately E200 million through an offering of its Senior Notes due 2008 pursuant to a private placement.

            A report on Form 8-K was filed by the Company on April 7, 2000, pursuant to Item 5 thereof, announcing that it had priced an offering of $150 million of trust convertible preferred securities being issued by Viatel Financing Trust I, a Delaware statutory trust and consolidated subsidiary of the Company.

            An amended report on Form 8-K/A was filed by the Company on May 12, 2000, pursuant to Item 7 thereof, in which the Company filed required financial statements relating to its acquisition of Comms UK (formerly AT&T Communications (UK) Limited).

             SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VIATEL, INC.



                                    By:       /s/ Michael J. Mahoney
                                              ----------------------------------
                                              Michael J. Mahoney
                                              Chief Executive Officer



                                    By:       /s/ Allan L. Shaw
                                              ----------------------------------
                                              Allan L. Shaw
                                              Chief Financial Officer

Date:  August 9, 2000

                                  EXHIBIT INDEX



                                                                   SEQUENTIALLY
EXHIBIT NO.  DESCRIPTION OF DOCUMENT                               NUMBERED PAGE

4.16 Amendment to Rights Agreement, dated as of February 1, 2000, between Viatel, Inc. and
             The Bank of New York, as Rights Agent.

10.34+++     Fiber Purchase Agreement,  dated as of April 11,
             2000, by and between  Level 3 Landing  Station,
             Inc.,  Level 3  (Bermuda) Limited, Level 3
             Communications Limited, and Viatel, Inc.

10.35+++ Capacity and Dark Fiber IRU Purchase Agreement, dated as of April 11, 2000, by and between Level
             3 Landing Station, Inc., Level 3 (Bermuda) Limited, Level 3 Communications Limited, and Viatel, Inc.

27           Financial Data Schedule
---------------------------

+++ Confidential treatment requested as to certain portions of these exhibits.