Form 10-Q
period 2000-09-30
VIATEL INC
filed 2000-11-14
CIK 945771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/


     As of November 9, 2000, 50,494,793 shares of the registrant's common stock, $.01 par value per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VIATEL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                    September 30,          December 31,
                                                                                        2000                   1999
                                                                                ---------------------- ---------------------
                                    ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                              $   464,431              $ 373,044
   Restricted cash equivalents                                                                  4,530                  9,632
   Restricted marketable securities                                                            82,760                125,581
   Trade accounts receivable, net of allowance for doubtful accounts of
     $36,465 and $10,034, respectively                                                        217,424                115,103
   VAT receivables, net                                                                        51,991                 37,867
   Prepaid expenses and other current assets                                                   36,126                 16,789
                                                                                ---------------------- ---------------------
                  Total current assets                                                        857,262                678,016
                                                                                ---------------------- ---------------------
Restricted marketable securities, non-current                                                       -                 62,547
Property and equipment, net                                                                 1,336,353                884,328
Cash securing letters of credit for network construction                                       27,888                 50,165
Intangible assets, net                                                                        965,560              1,011,659
Other assets                                                                                   34,873                 17,382
                                                                                ---------------------- ---------------------
                  Total assets                                                            $ 3,221,936             $2,704,097
                                                                                ====================== =====================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued telecommunications costs                                                       $   102,872             $   77,333
   Accounts payable and other accrued expenses                                                307,209                161,136
   Property and equipment purchases payable                                                   132,458                 87,810
   Accrued interest                                                                            49,113                 37,545
   Current installments of notes payable                                                       21,177                 24,997
   Current installments of obligations under capital leases                                     6,843                 10,337
                                                                                ---------------------- ---------------------
                  Total current liabilities                                                   619,672                399,158
                                                                                ---------------------- ---------------------
Long-term liabilities:
   Long-term debt, excluding current installments                                           1,941,738              1,680,885
   Notes payable and obligations under capital leases, excluding current
     installments                                                                              93,730                 86,663
                                                                                ---------------------- ---------------------
                  Total long-term liabilities                                               2,035,468              1,767,548
                                                                                ---------------------- ---------------------

Series B mandatorily redeemable (in 2015) cumulative convertible preferred stock, $.01 par value: authorized 650,000 shares; issued and outstanding
  325,000 and 0 shares, respectively                                                          321,383                      -
                                                                                ---------------------- ---------------------

Viatel-obligated mandatorily redeemable (in 2015) convertible preferred securities of subsidiary grantor trust whose sole assets are junior
  subordinated debentures of Viatel                                                           180,000                      -
                                                                                ---------------------- ---------------------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,350,000 shares; 0 shares
     issued and outstanding                                                                         -                      -
   Common stock, $.01 par value; authorized 300,000,000 shares; issued and
     outstanding 50,486,074 and 47,093,361 shares, respectively                                   505                    471
   Additional paid-in capital                                                               1,118,206              1,066,964
   Unearned compensation                                                                      (25,986)                (5,768)
   Accumulated other comprehensive loss                                                      (126,986)               (45,464)
   Accumulated deficit                                                                       (900,326)              (478,812)
                                                                                ---------------------- ---------------------
                  Total stockholders' equity                                                   65,413                537,391
                                                                                ---------------------- ---------------------
                  Total liabilities and stockholders' equity                              $ 3,221,936             $2,704,097
                                                                                ====================== =====================

See accompanying notes to unaudited consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                           For the Three Months Ended              For the Nine Months Ended
                                                                 September 30,                             September 30,
                                                     ----------------------------------    ------------------------------------
                                                            2000             1999                  2000             1999
                                                     ---------------     --------------    ----------------    ----------------
Revenue:
 Communication services revenue                            $ 159,163        $   54,960         $   481,278          $ 151,204
 Capacity sales                                               41,386            25,072             102,983             59,173
                                                     ---------------     --------------    ----------------    ----------------
                 Total revenue                               200,549            80,032             584,261            210,377
                                                     ---------------     --------------    ----------------    ----------------
Operating expenses:
  Cost of services and sales                                 144,225            59,250             416,303            162,858
  Selling, general and administrative                         77,996            23,527             215,049             63,380
  Depreciation and amortization                               75,746            17,458             215,810             39,039
  Restructuring                                                1,168                 -               5,098                  -
                                                     ---------------     --------------    ----------------    ----------------
         Total operating expenses                            299,135           100,235             852,260            265,277
                                                     ---------------     --------------    ----------------    ----------------
Other income (expense):
  Interest income                                              8,243             7,648              26,402             21,413
  Interest expense                                           (55,095)          (35,681)           (157,689)           (97,344)
                                                     ---------------     --------------    ----------------    ----------------
Net Loss                                                    (145,438)          (48,236)           (399,286)          (130,831)
  Dividends on convertible preferred securities              (10,507)                -             (22,233)            (1,341)
                                                     ---------------     --------------    ----------------    ----------------
Net loss attributable to common stockholders               $(155,945)       $  (48,236)        $  (421,519)         $(132,172)
                                                     ===============     ==============    ================    ================

Net loss per common share attributable to common
 stockholders, basic and diluted                           $   (3.09)       $    (1.48)        $     (8.48)         $   (4.85)
                                                     ===============     ==============    ================    ================
Weighted average common shares outstanding,
  basic and diluted                                           50,454            32,608              49,693             27,250
                                                     ===============     ==============    ================    ================













     See accompanying notes to unaudited consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                  ------------------------------------------

                                                                                         2000                  1999
                                                                                  --------------------  --------------------
Cash flows from operating activities:
     Net loss                                                                        $  (399,286)           $ (130,831)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   215,810                39,039
         Accreted interest expense on long term debt                                      38,924                28,449
         Provision for losses on accounts receivable                                      22,261                 6,076
         Earned stock compensation                                                         9,659                   436
     Changes in operating assets and liabilities, net of effect of acquisitions          (84,366)               (8,182)
                                                                                  --------------------  --------------------
                  Net cash used in operating activities                                 (196,998)              (65,013)
                                                                                  --------------------  --------------------
Cash flows from investing activities:
     Capital expenditures                                                               (464,388)             (372,305)
     Purchase of marketable securities                                                   (62,149)             (224,210)
     Proceeds from maturity of marketable securities                                     167,723               322,425
     Acquisitions, net of cash received of $23,638 in 2000                              (109,552)              (12,000)
     Decrease/(increase) in cash securing letters of credit for network
       construction                                                                       19,214               (79,537)
     Issuance of notes receivable                                                              -                (7,711)
                                                                                  --------------------  --------------------
                  Net cash used in investing activities                                 (449,152)             (373,338)
                                                                                  --------------------  --------------------
Cash flows from financing activities:
     Proceeds from issuance of senior notes                                              281,241               365,471
     Proceeds from issuance of convertible preferred securities                          477,541                     -
     Deferred financing and registration costs                                           (10,037)              (12,887)
     Proceeds from issuance of common stock                                               29,966               194,241
     Payments under capital leases and notes payable                                     (22,271)               (7,299)
                                                                                  --------------------  --------------------
                  Net cash provided by financing activities                              756,440               539,526
                                                                                  --------------------  --------------------
Effects of exchange rate changes on cash                                                 (24,005)                 (613)
                                                                                  --------------------  --------------------
Net increase in cash and cash equivalents                                                 86,285               100,562
Cash and cash equivalents at beginning of period                                         382,676               339,821
                                                                                  --------------------  --------------------
Cash and cash equivalents at end of period                                           $   468,961            $  440,383
                                                                                  ====================  ====================
Supplemental disclosures of cash flow information:
     Interest paid                                                                   $   117,196            $   81,084
                                                                                  ====================  ====================
Supplemental disclosures of non-cash investing and financing activities:
     Assets acquired under capital lease obligations                                 $    20,144            $   13,550
                                                                                  ====================  ====================
     Conversion of preferred stock and convertible debentures                        $         -            $   60,791
                                                                                  ====================  ====================











     See accompanying notes to unaudited consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION AS OF SEPTEMBER 30, 2000 AND FOR THE PERIODS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999)


(1)   DESCRIPTION OF BUSINESS

      Viatel,   Inc.,   together  with  its  subsidiaries   (collectively,   the
      "Company"), is an "ALL DISTANCE, ALL SERVICES(TM)" provider of telecommunications services to individuals, corporations, Internet service providers, applications service providers and other communications carriers in Europe and North America. Due to the different nature of these customers, commencing with the third quarter of 2000 the Company's services began being marketed and sold through two separate business units: Wholesale/Consumer Voice and Broadband/Enterprise, which units are organized to service and support these distinct customer segments. The Company is a licensed provider of telecommunications services in nine Western European countries, Canada and the United States. The Company owns and operates international telecommunications networks and is also the owner, operator and builder of a fiber optic network in Western Europe.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  BASIS OF PRESENTATION

      The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999, respectively, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statements. Certain reclassifications have been made to the prior year's unaudited consolidated financial statements to conform to the current year's presentation. Operating results for the three and nine month periods ended September 30, 2000 may not be indicative of the results that may be expected for the full year.

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

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66" ("FIN 43"). FIN 43 requires that a lease of property improvements or integral equipment include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease.

      The Company recognizes revenue in accordance with FIN 43 and the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". However, accounting practices and guidance for sales of IRUs are evolving. Standard setting bodies are currently reviewing a number of issues related to FIN 43 and other related issues will probably be referred to these bodies. Changes in the accounting treatment as a result of the foregoing could affect the way that the Company recognizes revenue and costs associated with these capacity sales in the future.

      (C)   NEW PRONOUNCEMENT

      In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123, "Accounting for Stock-Based Compensation". This interpretation was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are required to be recognized on a prospective basis from July 1, 2000. The Company has adopted FIN 44 on its interim consolidated financial statements for the three months ended September 30, 2000. The adoption of FIN 44 had no impact on the Company's consolidated financial position, results of operations or cash flows.

(3)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of (in thousands):


                                                                            September 30,                 December 31,
                                                                                 2000                         1999
                                                                        -----------------------      -----------------------
      Communications systems                                                   $1,034,786                    $698,483
      Construction in progress                                                    337,573                     210,671
      Furniture, office and computer equipment and other                           30,543                      25,707
      Software                                                                     15,189                      13,481
      Leasehold improvements                                                       33,719                      11,926
                                                                        -----------------------      -----------------------
                                                                                1,451,810                     960,268
      Less accumulated depreciation and amortization                              115,457                      75,940
                                                                        -----------------------      -----------------------
                                                                               $1,336,353                    $884,328
                                                                        =======================      =======================

      At September 30, 2000, construction in progress primarily represents construction of the Company's fiber optic network. For the three and nine month periods ended September 30, 2000, $6.4 million and $17.1 million, respectively, of interest was capitalized compared to $2.4 million and $7.1 million for the three and nine month periods ended September 30, 1999, respectively.

      In connection with the Company's joint construction of the civil works associated with a national communications network in Germany, the Company was required to obtain a letter of credit in support of its obligations, which expires during February 2001. As of September 30, 2000, the total amount outstanding relating to this letter of credit was $27.9 million (DM61.7 million) and was collateralized by cash deposits.

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

(4)   ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

      Accounts payable and other accrued expenses consist of the following as of (in thousands):

                                                                                September 30,              December 31,
                                                                                    2000                       1999
                                                                           ------------------------    ---------------------
         Accounts payable                                                         $  120,236                 $   78,677
         Other accrued expenses                                                      186,973                     82,459
                                                                           ------------------------    ---------------------
         Total                                                                    $  307,209                 $  161,136
                                                                           ========================    =====================

(5)   LONG-TERM DEBT AND NOTES PAYABLE

      Long-term debt and Notes Payable consist of the following as of (in thousands):

                                                                                September 30,              December 31,
                                                                                    2000                       1999
                                                                           ------------------------    ---------------------
          11.25% Senior Notes                                                           $  400,000               $  400,000
          12.50% Senior Discount Notes, less discount of $132,560 and
              $164,393, respectively                                                       367,440                  335,607
          11.50% Senior Notes, less discount of $3,202 and $3,486,
              respectively                                                                 266,254                  265,986
          11.50% Senior Notes                                                              200,000                  200,000
          13.50% Senior Notes                                                              157,600                  158,300
          11.50% Senior Notes ((EURO)150,000)                                              131,868                  151,027
          11.15% Senior Notes ((EURO)91,010)                                                80,009                   91,633
          12.75% Senior Notes ((EURO)300,000), (a)                                         263,736                        -
          12.40% Senior Discount Notes ((EURO)115,552), less discount of
              $26,753 ((EURO)30,432) and $38,011 ((EURO)37,752),                            74,831                   78,332
              respectively                                                 -----------------------     ---------------------
                                                                                        $1,941,738               $1,680,885
                                                                           ========================    =====================

-----------

      (a)      On April 20, 2000, the Company completed a high yield offering of
               (EURO)300 million ($281.2 million) principal amount of 12.75% senior Euro notes due 2008 pursuant to a private placement transaction. In connection therewith, the Company received net proceeds of approximately $271.2 million. Interest on these notes is payable semi-annually in cash on April 15 and October 15. The notes are not redeemable prior to maturity. The indenture pursuant to which the notes were issued contains covenants virtually identical to those in the Company's existing indentures.

     Destia Communications, Inc. ("Destia") has a credit facility with NTFC Capital Corporation ("NTFC"), which provides for borrowings to fund certain equipment acquisition costs and related expenses. The facility provides for an aggregate commitment from NTFC of $49.0 million. As of September 30, 2000, the aggregate amount borrowed under the facility was $25.9 million. All of the equipment purchased with the proceeds of the NTFC facility has been pledged as security to NTFC. The terms of the NTFC facility require Destia to maintain certain debt service coverage ratios, certain EBITDA thresholds (both as defined in the NTFC facility), and minimum cash balances. As a result of the Company's acquisition of Destia, NTFC has the right to require Destia, which is now a subsidiary of the Company, to repay all outstanding obligations under the NTFC facility within 90 days following the acquisition. NTFC has extended the date by which it may exercise this right until December 31, 2000. Before December 31, 2000, the Company will be required to either (i) obtain a further extension of the consent date, (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility. The Company's intent is to negotiate a new facility with NTFC and, as such, the Company continues to classify the long-term portion of the NTFC borrowings as a long-term liability classified as notes payable.

(6)   STOCK OPTION PLAN

      Stock option activity for the nine months ended September 30, 2000 under the Company's various stock option plans is shown below:

                                                                                                     Number
                                                                         Weighted Average           of Shares
                                                                          Exercise Price          (in thousands)
                                                                        -------------------     ------------------
      Outstanding at December 31, 1999
                                                                             $13.33                    5,741
      Granted                                                                 41.42                    3,592
      Exercised                                                               10.77                   (2,742)
      Forfeited                                                               40.96                     (117)
                                                                        -------------------     ------------------
      Outstanding at September 30, 2000                                      $29.50                    6,474
                                                                        ===================     ==================

      As of September 30, 2000, approximately 1.0 million options were currently exercisable.

(7)   COMPREHENSIVE LOSS

      The Company's comprehensive loss is as follows (in thousands):

                                                    For the Three Months Ended          For the Nine Months Ended
                                                          September 30,                       September 30,
                                                  -------------------------------    --------------------------------
                                                      2000             1999                 2000              1999
                                                  -------------    --------------    -------------    ---------------
     Net loss                                       $(145,438)         $(48,236)      $                   $(130,831)
                                                                                         (399,286)
     Foreign currency translation adjustments         (38,562)            2,493           (81,522)          (18,722)
                                                  -------------    --------------    -------------    ---------------
     Comprehensive loss                             $(184,000)         $(45,743)      $  (480,808)        $(149,553)
                                                  =============    ==============    =============    ===============

(8)   ACQUISITIONS

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

      In connection with the Company's integration plan, the Company recorded accruals related to the closing and termination of Destia facilities and lease and other contract costs of $17.5 million and employee termination costs relating to Destia employees of $2.2 million. Payments made during the nine months ended September 30, 2000 against these accruals totaled $14.8 million, of which $13.1 million related to lease and other contract cancellation costs and $1.7 million related to employee termination costs.

      NEW COMMS (UK) LIMITED.

      On February 29, 2000, the Company acquired all of the issued and outstanding share capital of AT&T Corporation's UK subsidiary, New Comms
      (UK) Limited ("Comms UK"). As a result of the transaction, Comms UK became a wholly owned subsidiary of the Company. Comms UK is a provider of voice and data solutions to primarily enterprise level customers. Following the acquisition, Comms UK changed its name to Viatel Global Communications Limited.

      In connection with the Company's integration plan, the Company recorded accruals of $30.3 million related to the closing and termination of Comms UK facilities and lease and other contract costs. Payments made during the nine months ended September 30, 2000 against these accruals totaled $2.7 million.

      The following pro forma financial information presents the combined results of operations (in thousands, except for per share data) of Viatel, Destia, and Comms UK, as if the acquisitions had occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, and interest income and expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Viatel, Destia, and Comms UK constituted a single entity during such periods.

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                 --------------------------------    --------------------------------
                                                     2000              1999              2000              1999
                                                 --------------    --------------    -------------    ---------------
         Revenue                                   $200,549          $210,069          $603,879         $563,231
         Net loss attributable to common
           stockholders                            (155,945)         (115,398)         (430,628)        (340,945)
         Net loss per common share
           attributable to common stockholders     $  (3.09)         $  (2.46)         $  (8.67)        $  (8.21)

      Comms UK had significant transactions and relationships with AT&T Corp. and its affiliates. As a result of these relationships it is possible that the terms of these transactions were not the same as those that would have resulted from transactions among wholly unrelated parties.

(9)   SEGMENT AND GEOGRAPHIC DATA

      As a result of the integration of our acquisitions, commencing with the third quarter 2000 the Company's management is monitoring its operations under two business segments: Wholesale/Consumer Voice and Broadband/Enterprise. These business segments, which were acquired following publication of the Company's 1999 annual results, were set up to market, sell, service and support different classes of customers. Prior period results have been reclassified to conform to the current period's presentation. Segment data reflects the acquisition of Destia, included in the Wholesale/Consumer Voice segment for the three and nine months ended September 30, 2000, and also the acquisition of Comms UK, included in the Broadband/Enterprise segment from February 29, 2000, the date of acquisition.

      The Company markets and sells its products and services through its Wholesale/Consumer Voice and Broadband/Enterprise segments. The information below summarizes revenue and EBITDA by segment for the three and nine month periods ended September 30 (in thousands):

                                                           For the Three Months Ended
                                       September 30, 2000                              September 30, 1999
                          ---------------------------------------------    --------------------------------------------
                            Wholesale/      Broadband/       Total           Wholesale/     Broadband/       Total
                          Consumer Voice    Enterprise                     Consumer Voice   Enterprise
                          --------------- --------------- -------------    --------------- -------------- -------------
     Revenue                   $123,352        $ 77,197     $ 200,549            $45,570       $34,462       $80,032
     EBITDA (1)                $(16,934)       $ (4,738)    $ (21,672)           $(3,927)      $ 1,182       $(2,745)

                                                           For the Nine Months Ended
                                       September 30, 2000                              September 30, 1999
                          ---------------------------------------------    --------------------------------------------
                            Wholesale/      Broadband/       Total           Wholesale/     Broadband/       Total
                          Consumer Voice    Enterprise                     Consumer Voice   Enterprise
                          --------------- --------------- -------------    --------------- -------------- -------------
     Revenue                   $385,600        $198,661     $ 584,261           $123,744       $86,633      $210,377
     EBITDA (1)                $(37,539)       $ (9,552)    $ (47,091)          $(13,927)      $(1,934)     $(15,861)

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

      The information below summarizes total assets by segment as of September 30 (in thousands):

                       September 30, 2000                                          December 31, 1999
     --------------------------------------------------------    ------------------------------------------------------
       Wholesale/     Broadband/    Corporate       Total          Wholesale/   Broadband/    Corporate       Total
       Consumer       Enterprise                                    Consumer    Enterprise
         Voice                                                      Voice
     --------------- ------------ ------------- -------------    ------------- ------------ ------------- -------------
         $1,200,079   $1,442,248      $579,609    $3,221,936       $1,298,349    $784,779      $620,969    $2,704,097


     The information below summarizes revenue by geographic area for the three and nine month periods ended September 30 (in thousands):

                                                    For the Three Months Ended          For the Nine Months Ended
                                                          September 30,                       September 30,
                                                  -------------------------------    --------------------------------
                                                      2000              1999               2000              1999
                                                  --------------    -------------    --------------    --------------
     Western Europe                                 $128,516             $56,803         $359,700          $152,010
     North America                                    70,253              21,057          218,917            50,939
     Other                                             1,780               2,172            5,644             7,428
                                                  --------------    -------------    --------------    --------------
     Consolidated                                   $200,549             $80,032         $584,261          $210,377
                                                  ==============    =============    ==============    ==============

      The information below summarizes long lived assets by geographic area as of (in thousands):



                                                                           September 30,           December 31,
                                                                               2000                    1999
                                                                        --------------------    --------------------

     Western Europe                                                              $1,510,250              $1,087,038
     North America                                                                  739,219                 762,198
     Other                                                                              364                     201
                                                                        --------------------    --------------------
     Consolidated                                                                $2,249,833              $1,849,437
                                                                        ====================    ====================

(10)  RESTRUCTURING

      DESTIA RELATED RESTRUCTURING PLAN

      During 1999, the Company recognized restructuring charges relating to the streamlining of the Company's organizational structure and the strategic repositioning of certain operations, primarily as a result of its merger with Destia. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contract cancellation costs as well as employee termination costs associated with workforce reductions. As of September 30, 2000, approximately 240 employees have been made redundant through the Company's initiatives.

      As of September 30, 2000, the Company had $0.7 million of remaining accruals relating to the Destia-related restructuring. The Company has, in total, accrued $4.7 million for such restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the nine months ended September 30, 2000 against the restructuring accruals totaled $4.0 million, of which $1.1 million related to employee terminations and $2.9 million related to lease and other contract cancellation costs. The Company recorded restructuring expenses relating to the Destia acquisition of $1.2 million and $2.7 million for the three and nine months ended September 30, 2000, respectively, primarily related to employee termination costs. The Company anticipates that all restructuring charges associated with the Destia acquisition will be recognized by December 2000.

      COMMS UK RELATED RESTRUCTURING PLAN

      During the second quarter of 2000, the Company recognized $2.4 million in restructuring charges relating to the streamlining of the Company's organizational structure as a result of its acquisition of Comms UK. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contract cancellation costs. As of September 30, 2000, the Company had $1.9 million of remaining accruals relating to the Comms UK restructuring. Payments made during the nine months ended September 30, 2000 against the restructuring accruals totaled $0.5 million. The Company anticipates that all restructuring charges associated with the Comms UK acquisition will be recognized by June 2001.

(11)  SERIES B MANDATORILY REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

      On March 9, 2000, the Company completed an offering of $325 million of Series B cumulative convertible preferred stock for net proceeds to the Company of $306.1 million. The Series B preferred stock accrues dividends at an annual rate of 7.50% of the then-effective liquidation preference, may be converted at the option of the holder at a conversion price of

      $46.25 per share and is mandatorily redeemable in 2015. Dividends on the Series B preferred stock accumulate until May 31, 2005. Thereafter dividends, to the extent not paid in full in cash, shall accrue and shall be added to the liquidation preference. For the three and nine months ended September 30, 2000, the Company recorded $7.0 million and $15.7 million, respectively, in dividends on the Series B preferred stock. As part of this financing, the Company also issued warrants to purchase 753,116 shares of the Company's common stock, 50% of which are exercisable for 5 years at a price of $75 per share, and 50% of which are exercisable for 7-1/2 years at a price of $100 per share. In addition, the Company issued warrants to purchase 7,532 shares of its Series C preferred stock (each share of which is convertible into 100 shares of the Company's common stock), 50% of which are exercisable for 5 years at a price of $7,500 per share and 50% of which are exercisable for 7-1/2 years at a price of $10,000 per share.

(12) VIATEL-OBLIGATED MANDATORILY REDEEMABLE (IN 2015) CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST WHOSE SOLE ASSETS ARE JUNIOR SUBORDINATED DEBENTURES OF VIATEL

      On April 12, 2000, a Delaware trust and a 100%-owned statutory consolidated subsidiary of Viatel, Inc. sold 3,600,000 shares of trust convertible preferred securities, which are convertible at the holder's option into Viatel common stock, to certain placement agents, and 111,340 shares of common securities to the Company. The proceeds from the sale of the trust convertible preferred securities were invested by the trust in $180.0 million aggregate principal amount of the Company's 7.75% convertible junior subordinated debentures due 2015 (the "Debentures"). The Debentures and the common securities represent the sole assets of the trust. The Debentures mature on April 15, 2015, bear interest at the rate of 7.75%, payable quarterly, and are redeemable by the Company beginning in April 2003 at 105.43% of the principal amount thereof.

      Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 7.75% of the liquidation amount of $50 per security. For the three and nine months ended September 30, 2000, the Company recorded $3.5 million and $6.5 million, respectively, in accrued distributions relating to the trust preferred securities. Each trust preferred security is convertible into shares of the Company's common stock at the rate of 1.048 shares of Company common stock per trust preferred security, subject to adjustment in certain circumstances. The trust preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 105.43% of the liquidation amount beginning in April 2003.

      The Company has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Debentures, the indenture pursuant to which the Debentures were issued and the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the trust preferred securities. No other subsidiary of Viatel has guaranteed such securities. One of Viatel's subsidiaries, formerly named Destia
      Communications, Inc., is party to an indenture pursuant to which its 13.50% Senior Notes due 2007 were issued, which contains covenants that currently prohibit Viatel from receiving dividends or borrowing monies from that subsidiary. (See 13.50% Senior Notes Indenture, which was filed as Exhibit 4.5 to Destia Communications, Inc.'s (formerly Econophone) registration statement on Form S-4, Registration No. 333-33117, filed on August 7, 1997).

      The Debentures and related trust investment in the common securities have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

(13)  STOCKHOLDERS' EQUITY

      At the Company's 2000 Annual Meeting of Stockholders held in September, 2000, the stockholders approved an increase in the company's capital stock from 152 million to 302 million shares. This increase reflected an increase in the available shares of common stock from 150 million to 300 million.

(14)  SUBSEQUENT EVENTS

      LEASE FACILITIES

      On October 20, 2000, Viatel U.K. Limited, a wholly owned subsidiary of the Company, obtained a (EURO)170.6 million lease facility with Nortel Networks PLC. Viatel U.K. Limited plans to use the funds primarily for success-based capital expenditures that support its network expansion and broaden its advanced services offerings. Specifically, Viatel U.K. Limited intends to purchase Nortel Networks' OPTera kit, enabling it to offer 2.5 Gbps wavelengths over its trans-Atlantic and Pan-European Network, optronics to light its metropolitan networks, and servers to provide Internet access services.

      On October 27, 2000, Viatel U.K. Limited also secured a $50 million lease facility from Cisco Systems Capital. Viatel U.K. Limited plans to use the funds primarily for success-based capital expenditures that support its network expansion and broaden its advanced services offerings. Specifically, Viatel U.K. Limited intends to lease, purchase and license certain Cisco Systems networking hardware and software products and services for use in connection with the Company's Pan-European Network, including the configuration of the Network for the provision of Internet access services.


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

      As a result of the integration of the Destia and Comms UK acquisitions (the "Acquisitions"), commencing with the third quarter of 2000 our management is monitoring and measuring our operations under two business segements: Wholesale/Consumer Voice and Broadband/Enterprise. These business segments are organized to market, sell, service and support different classes of customers. Prior period presentations have been reclassified to conform to the current period's presentation.

      Historically, our revenues have been derived primarily from communication services and the provision of telecommunications services in Europe and more recently in North America. Communication services revenue is comprised of Basic and Advanced Services. These services are marketed and sold through our Wholesale/Consumer Voice segment and our Broadband/Enterprise segment. These respective segments are organized to service and support different classes of customers. Our Basic Services revenue includes revenue from switched and dedicated long distance, 800/FreePhone services, conference calling, and enhanced fax services as well as prepaid, postpaid, and debit calling cards. Basic Services revenue is primarily generated from billed minutes of use. Advanced Services are comprised of domestic and international private line services, Internet access, frame relay, asynchronous transfer mode, Internet protocol services and managed bandwidth. Advanced Services have been offered as a response to the growing demand for such services from our customers and are anticipated to continue to grow as a percentage of revenue. Communications services revenue per billable minute excludes fixed monthly fees associated with our other products and service offerings.

      Capacity sales mainly represent IRUs for sales of portions of our network that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease and is included in communication services revenue.

      Each revenue source has a different impact on our results of operations. Revenue from capacity sales will continue to vary substantially from period-to-period and will result in fluctuations in our operating results. These sales substantially increase our gross profit (i.e., total revenue less cost of services and sales) because our cost of communication services as a percentage of communication services revenue is currently higher than the cost of capacity sales as a percentage of capacity sales. Due to the timing of capacity sales and the higher margin associated with such sales, our gross profits and gross margin may also fluctuate substantially in the future, in ways that will not necessarily reflect the trends in our communication services business. We capitalize all of the costs associated with designing, building, funding and placing each portion of our constructed network into service.

      In December 1999, we completed our acquisition of Destia and in February 2000 we completed our acquisition of Comms UK. As a result, our September 30, 2000 consolidated financial statements include the results of operations of Destia for the nine months ended September 30, 2000 and of Comms UK for the seven months ended September 30, 2000.

RESULTS OF OPERATIONS

      The following table summarizes the breakdown of our results of operations as a percentage of revenue. Our revenue,and therefore these percentages, could fluctuate substantially from period-to-period due to revenues from capacity sales, which have a substantially different impact on margins than revenues from communication services.

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                    ---------------------------------    -----------------------------
                                                        2000               1999              2000            1999
                                                    --------------     --------------    -------------    ------------
Cost of services and sales                                71.9%             74.0%              71.3%         77.4%
Selling, general and administrative                       38.9%             29.4%              36.8%         30.1%
Depreciation and amortization                             37.8%             21.8%              36.9%         18.6%
Restructuring                                              0.6%                -                0.9%            -
EBITDA loss (1)                                          (10.8)%            (3.4)%             (8.1)%        (7.5)%
Adjusted EBITDA (2)                                        3.3%              4.8%               3.2%          1.9%

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

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

      TOTAL REVENUE. Total revenue increased by 150.6% to $200.5 million for the three months ended September 30, 2000 from $80.0 million for the three months ended September 30, 1999. This growth was primarily attributable to a 189.6% increase in communication services revenue (which includes revenue from Basic and Advanced Services) to $159.2 million for the three months ended September 30, 2000 from $55.0 million for the three months ended September 30, 1999. Basic Services represented $134.5 million, or 84.5% of communication services revenue, for the quarter ended September 30, 2000, compared to $53.1 million, or 96.6% of communication services revenue, for the quarter ended September 30, 1999. Advanced Services grew to $24.7 million, or 15.5% of communication services revenue, for the quarter ended September 30, 2000 compared to $1.9 million, or 3.4% of communication services revenue, for the third quarter of 1999, and will continue to become an increasingly larger component of revenue. Capacity sales increased to $41.3 million, or 20.6% of total revenue, for the three months ended September 30, 2000 from $25.0 million, or 31.3% of total revenue, for the three months ended September 30, 1999. Revenue growth continues to be generated primarily by growth from European operations, capacity sales, and as a result of the Acquisitions.

      Wholesale/Consumer Voice segment revenue increased by 170.7% to $123.4 million for the three months ended September 30, 2000 from $45.6 million for the three months ended September 30, 1999. This growth was primarily attributable to our acquisition of Destia. Broadband/Enterprise segment revenue increased by 124.0% to $77.2 million for the three months ended September 30, 2000 from $34.5 million for the three months ended September 30, 1999. This growth was primarily attributable to our $16.3 million increase in capacity sales and the acquisition of Comms UK.

      Communication services revenue from the sale of Basic Services to retail customers represented $82.9 million, or 41.3% of total revenue, for the three months ended September 30, 2000, compared to $24.1 million, or 30.1% of total revenue, for the three months ended September 30, 1999. For the three months ended September 30, 2000 as compared to the same period in 1999, our Basic Services revenue derived from carrier services grew on an absolute basis to $51.6 million from $29.0 million, but decreased on a percentage basis to 25.7% of total revenue for the three months ended September 30, 2000 from 36.3% of total revenue for the three months ended September 30, 1999.

      Billable minutes increased to 1.7 billion for the three months ended September 30, 2000 from 360.2 million for the three months ended September 30, 1999. Although there was a substantial increase in billable minutes from the three months ended September 30, 1999 to the three months ended September 30, 2000, the effects of such growth were partially offset by a decline in revenue per billable minute, which declined by 46.7% to $.08 from $.15 primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (2) reductionsin prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

      COST OF SERVICES AND SALES. Cost of services and sales increased to $144.2 million for the three months ended September 30, 2000 from $59.3 million for the three months ended September 30, 1999. As a percentage of revenue, however, cost of services and sales decreased to 71.9% for the three months ended September 30, 2000 from 74.0% for the three months ended September 30, 1999, due to our continued migration from leased infrastructure to our own network, higher capacity sales and as a result of the Acquisitions. The beneficial effect associated with ongoing expansion of network infrastructure ownership and of bringing traffic on-net, however, is somewhat delayed because our leased line agreements require minimum notification to terminate our obligations. Cost of services and sales for the three months ended September 30, 2000 also includes the non-cash charges associated with capacity sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $78.0 million for the three months ended September 30, 2000 from $23.5 million for the three months ended September 30, 1999 and, as a percentage of total revenue, increased to 38.9% from 29.4%. The increase was primarily the result of the Company's increased focus on the Broadband/Enterprise segment, resulting in continued investments in its sales force, operations, branding and product development. Reorganization expenses related to the Acquisitions also contributed to the increase. Much of these expenses are attributable to overhead costs associated with our headquarters, back-office and operations as well as maintaining a physical presence in multiple jurisdictions. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were 50.6% for the three months ended September 30, 2000 compared to 45.6% for the three months ended September 30, 1999. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were 7.3% for the three months ended September 30, 2000 compared to 11.0% for the three months ended September 30, 1999. Advertising and promotion expenses will continue to be a significant component of selling, general and administrative expenses for the foreseeable future.

      EBITDA AND ADJUSTED EBITDA. EBITDA loss increased to $21.7 million for the three months ended September 30, 2000 from $2.7 million for the three months ended September 30, 1999. As a percentage of total revenue, EBITDA loss increased to 10.8% for the three months ended September 30, 2000 from 3.4% for the three months ended September 30, 1999. Adjusted EBITDA increased to $6.6 million for the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999. As a percentage of total revenue, Adjusted EBITDA decreased to 3.3% for the quarter ended September 30, 2000 from 4.8% for the quarter ended September 30, 1999.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased to $75.7 million for the three months ended September 30, 2000 from $17.5 million for the three months ended September 30, 1999. The increase was due primarily to the increase in gross property and equipment to $1.5 billion at September 30, 2000 from $770.1 million at September 30, 1999 and an increase of $36.3 million in amortization of goodwill and other intangibles related to the Acquisitions.

      The purchase price for Destia was $901.9 million and was allocated based on estimated fair values at the date of acquisition, pending final determination. This allocation has resulted in intangible assets and goodwill of $131.0 million and $854.5 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives which are four to seven years and seven years, respectively. The purchase price for Comms UK was $109.6 million, net of cash acquired of $23.6 million, and was allocated based on estimated fair values at the date of acquisition, pending final determination. This preliminary allocation has resulted in goodwill of $23.8 million, which is being amortized on a straight-line basis over its estimated useful life of seven years.

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

      As of September 30, 2000, we had $0.7 million of accruals relating to the Destia restructuring. We have, in total, accrued $4.7 million for the Destia restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the three months ended September 30, 2000 against the restructuring accruals totaled $1.3 million, of which $0.4 million related to employee terminations and $0.9 million related to lease and other contract cancellation costs. We recorded restructuring expenses relating to the Destia acquisition of $1.2 million for the three months ended September 30, 2000, primarily related to employee termination costs. We anticipate that any additional restructuring charges associated with the Destia acquisition will be recognized by December 2000.

      In addition, as a result of our acquisition of Comms UK, during the second quarter of 2000 we recognized $2.4 million in restructuring charges relating to the streamlining of our organizational structure. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contract cancellation costs. As of September 30, 2000, we had $1.9 million of remaining accruals relating to the Comms UK restructuring. Payments made during the three months ending September 30, 2000 against the restructuring accruals totaled $0.5 million. We anticipate that any additional charges associated with the Comms UK acquisition will be recognized by June 2001.

      INTEREST. Interest expense increased to $55.1 million for the three months ended September 30, 2000 from $35.7 million for the three months ended September 30, 1999, primarily as a result of increases in our outstanding indebtedness, which includes notes and capital lease obligations, which increased to $2.1 billion at September 30, 2000 from $1.3 billion at September 30, 1999. For the three months ended September 30, 2000, we capitalized $6.4 million of interest costs. Interest income increased to $8.2 million for the three months ended September 30, 2000, from $7.6 million for the three months ended September 30, 1999, primarily as a result of the interim investment of the net proceeds from our second quarter 2000 debt and convertible trust preferred offerings.

      DIVIDENDS. Dividends on convertible preferred securities increased to $10.5 million for the three months ended September 30, 2000 as a result of the $7.0 million in accrued dividends relating to the March 9, 2000 offering of Series B cumulative convertible preferred stock and the $3.5 million in accrued distributions relating to the April 12, 2000 offering of trust convertible securities. No dividends were recorded for the same period in 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

      TOTAL REVENUE. Total revenue increased by 177.7% to $584.3 million for the nine months ended September 30, 2000 from $210.4 million for the nine months ended September 30, 1999. This growth was primarily attributable to a 218.3% increase in communication services revenue to $481.3 million for the nine months ended September 30, 2000 from $151.2 million for the nine months ended September 30, 1999. Basic Services represented $421.1 million, or 87.5% of communication services revenue for the first nine months of 2000, compared to $148.1 million, or 97.9% of communication services revenue, for the first nine months of 1999. Advanced Services grew to $60.2 million, or 12.5% of communication services revenue, for the first nine months of 2000 compared to $3.1 million, or 2.1% of communication services revenue, for the first nine months of 1999. Capacity sales increased to $103.0 million, or 17.6% of total revenue, for the nine months ended September 30, 2000, from $59.2 million, or 28.1% of total revenue, for the nine months ended September 30, 1999. The revenue growth was primarily the result of the same factors that contributed to the growth during the three months ended September 30, 2000.

      Wholesale/Consumer Voice segment revenue increased by 211.6% to $385.6 million for the nine months ended September 30, 2000 from $123.7 million for the nine months ended September 30, 1999. This growth was primarily attributable to our acquisition of Destia. Broadband/Enterprise segment revenue increased by 129.3% to $198.7 million for the nine months ended September 30, 2000 from $86.6 million for the nine months ended September 30, 1999. This growth was primarily attributable to our $43.8 million increase in capacity sales and the acquisition of Comms UK.

      Communication services revenue from the sale of Basic Services to retail customers represented $272.8 million, or 46.7% of total revenue, for the nine months ended September 30, 2000 compared to $80.4 million, or 38.2% of total revenue, for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 as compared to the same period in 1999, our Basic Services revenue derived from carrier services grew on an absolute basis to $148.3 million from $67.7 million, but decreased on a percentage basis to 25.4% of total revenue for the nine months ended September 30, 2000 from 32.2% of total revenue for the nine months ended September 30, 1999.

      Billable minutes increased to 4.8 billion for the nine months ended September 30, 2000 from 909.6 million for the nine months ended September 30, 1999. Although there was a substantial increase in billable minutes from the first nine months of 1999 to the first nine months of 2000, the effects of such growth were partially offset by a decline in revenue per billable minute, which declined by 43.8% to $.09 from $.16, primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (2) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

      COST OF SERVICES AND SALES. Cost of services and sales increased to $416.3 million for the nine months ended September 30, 2000 from $162.9 million for the nine months ended September 30, 1999. As a percentage of total revenue, however, cost of services and sales decreased to 71.3% for the nine months ended September 30, 2000 from 77.4% for the nine months ended September 30, 1999, due to our continued migration from leased infrastructure to our own network, higher capacity sales and as a result of the Acquisitions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $215.0 million for the first nine months of 2000 from $63.4 million for the first nine months of 1999 and, as a percentage of total revenue, increased to 36.8% from 30.1%. The increase was primarily attributable to the same factors associated with the increase during the three months ended September 30, 2000. We expect to incur additional expenses as we continue to invest in operating infrastructure and actively market our products and services. Salaries and commissions, as a percentage of total selling, general and administrative expenses, were 49.9% for the nine months ended September 30, 2000 compared to 45.3% for the nine months ended September 30, 1999. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were 6.2%, for the nine months ended September 30, 2000 compared to 7.0% for the nine months ended September 30, 1999.

      EBITDA AND ADJUSTED EBITDA. EBITDA loss increased to $47.1 million for the nine months ended September 30, 2000 from $15.9 million for the nine months ended September 30, 1999. As a percentage of total revenue, EBITDA loss increased to 8.1% for the first nine months of 2000 from 7.5% for the first nine months of 1999. Adjusted EBITDA increased to $18.8 million for the nine months ended September 30, 2000 from $4.0 million for the nine months ended September 30, 1999. As a percentage of total revenue, Adjusted EBITDA increased to 3.2% for the nine-month period ended September 30, 2000 from 1.9% for the nine-month period ended September 30, 1999.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $215.8 million for the nine months ended September 30, 2000 from $39.0 million for the nine months ended September 30, 1999. The increase was due primarily to the increase in gross property and equipment to $1.5 billion at September 30, 2000 from $770.1 million at September 30, 1999 and an increase of $106.7 million in amortization of goodwill and other intangibles related to the Acquisitions.

      RESTRUCTURING. As of September 30, 2000, we had $0.7 million of accruals relating to the Destia-related restructuring. We have, in total, accrued $4.7 million for the Destia-related restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. Payments made during the nine months ended September 30, 2000 against the restructuring accruals totaled $4.0 million, of which $1.1 million related to employee terminations and $2.9 million related to lease and other contract cancellation costs. We recorded restructuring expenses relating to the Destia acquisition of $2.7 million for the nine months ended September 30, 2000, primarily related to employee termination costs. In addition, as of September 30, 2000, we had $1.9 million of remaining accruals relating to the Comms UK-related restructuring. Payments made during the nine months ended September 30, 2000 against the restructuring accruals totaled $0.5 million. We anticipate that any additional restructuring charges associated with the Destia acquisition plan will be recognized by December 2000 while any additional charges associated with the Comms UK acquisition will be recognized by June 2001.

      INTEREST. Interest expense increased to $157.7 million for the nine months ended September 30, 2000 from $97.3 million for the nine months ended September 30, 1999, primarily as a result of increases in our outstanding indebtedness, consisting of notes and capital lease obligations, which increased to $2.1 billion at September 30, 2000 from $1.3 billion at September 30, 1999. For the nine months ended September 30, 2000, we capitalized approximately $17.1 million of interest costs. Interest income increased to $26.4 million for the nine months ended September 30, 2000, from $21.4 million for the nine months ended September 30, 1999, primarily as a result of the interim investment of the net proceeds from our debt and convertible preferred securities offerings.

      DIVIDENDS. Dividends on convertible preferred securities increased to $22.2 million for the nine months ended September 30, 2000, from $1.3 million for the nine months ended September 30, 1999, as a result of the $15.7 million in accrued dividends relating to the March 9, 2000 offering of Series B cumulative convertible preferred stock and the $6.5 million in accrued distributions relating to the April 12, 2000 offering of trust convertible securities.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have used cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt offerings and, to a limited extent, vendor financing. As of September 30, 2000, we had aggregate cash resources of $579.6 million, comprised of $492.3 million in cash, cash equivalents and cash securing letters of credit for network construction and $87.3 million in restricted cash equivalents and other restricted marketable securities, which primarily secure interest payments on our notes through April 2001. The following 2000 private and public equity and debt financings have provided funds for our liquidity needs.

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

      On April 12, 2000, Viatel Financing Trust I, a 100%-owned Delaware statutory trust and consolidated subsidiary of ours, sold 3,600,000 shares of 7.75% trust convertible preferred securities. The proceeds from this offering were invested by the trust in $180.0 million aggregate principal amount of the Company's 7.75% convertible junior subordinated debentures. In addition, on April 20, 2000, we completed a high yield offering of
      (EURO)300.0 million principal amount of 12.75% senior Euro notes due 2008. We will use the net proceeds of $442.6 million from these two offerings to further develop and enhance our network, to make selective acquisitions and investments and for working capital and general corporate purposes.

      Destia's credit facility with NTFC, under which Destia had borrowed approximately $25.9 million as of September 30, 2000, provides for borrowings to fund certain equipment acquisition costs and related expenses. All of the equipment purchased with the proceeds of the NTFC note has been pledged to NTFC. The terms of the NTFC facility require Destia to maintain certain debt service coverage ratios, certain EBITDA thresholds, and minimum cash balances. As a result of the Company's acquisition of Destia, NTFC has the right to require Destia to repay all outstanding obligations under the NTFC facility within 90 days following the closing of the transaction. NTFC has extended the date by which it may exercise this right until December 31, 2000. Before December 31, 2000, we will be required to (i) obtain a further extension of the consent date from NTFC, (ii) prepay the outstanding amounts owed at a premium of not more than 102% of the amount outstanding or (iii) negotiate a new facility. Our intent is to negotiate a new facility with NTFC and, as such, we continue to classify the long-term portion of the NTFC borrowings as a long-term liability.

      On February 29, 2000, we acquired all of the issued and outstanding share capital of Comms UK. The purchase price, including certain post closing adjustments in connection with all of the acquired working capital, was $109.6 million, net of cash acquired of $23.6 million, and was comprised of a $125.0 million cash payment at the time of closing, and estimated transaction costs.

      On October 20, 2000, Viatel U.K. Limited obtained a (EURO)170.6 million lease facility with Nortel Networks PLC. Viatel U.K. Limited plans to use the funds primarily for success-based capital expenditures that support its network expansion and broaden its advanced services offerings. Specifically, Viatel U.K. Limited intends to purchase Nortel Networks' OPTera kit, enabling it to offer 2.5 Gbps wavelengths over its trans-Atlantic and Pan-European Network, optronics to light its metropolitan networks, and servers to provide Internet access services.

      On October 27, 2000, Viatel U.K. Limited secured a $50 million lease facility from Cisco Systems Capital. Viatel U.K. Limited plans to use the funds primarily for success-based capital expenditures that support its network expansion and broaden its advanced services offerings. Specifically, Viatel U.K. Limited intends to lease, purchase and license certain Cisco Systems networking hardware and software products and services for use in connection with the Company's Pan-European Network, including the configuration of the Network for the provision of Internet access services.

      During the fourth quarter of 2000, we intend to file a universal shelf registration statement that will enable us to issue, from time to time, additional shares of our common stock, preferred stock or warrants. At this time, we have not determined the dollar amount of securities that will be registered for future offerings. We have no current intention to issue any securities pursuant to this shelf registration statement.

      We have very substantial interest expense. Although we have restricted cash available to make our interest payments on certain of our high yield notes through April 15, 2001, thereafter we will be required to pay our interest expense from unrestricted cash on hand and from future operating income or borrowings. During the nine months ended September 30, 2000, we had an operating loss of $268.0 million and a net loss of $399.3 million.

      We believe that the net proceeds from our 2000 offerings together with cash and marketable securities on hand, cash securing letters of credit for network construction, receivables and future capacity and broadband related sales will provide sufficient funds for us to expand our business as planned and to fund operating losses for the next 12 to 18 months. However, the amount of our future capital requirements will depend on a number of factors, including the success of our business, any acquisitions or investments we make, the start-up dates of each additional segment of our network, the dates on which we further expand our network, whether our network build-out is on-time and on-budget, the types of services we offer, staffing levels, and customer growth as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. Depending on the factors listed above, we may need more capital, we may be required to delay or abandon some or all of our development and expansion plans, we may be required to seek additional sources of financing earlier than currently anticipated or we may be required to sell certain assets. If we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms, or at all.

      CAPITAL ADDITIONS; COMMITMENTS

      The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in property and equipment purchases payable, assets acquired under capital lease obligations and capitalized interest during the period. For the nine months ended September 30, 2000, capital additions totaled $546.2 million and consisted of capital expenditures of approximately $464.4 million, a net increase of $44.6 million in property and equipment purchases payable, $20.1 million of assets acquired under capital lease obligations and capitalized interest of $17.1 million. We have also entered into certain agreements associated with our network, purchase commitments for network expansion and other items aggregating approximately $174.0 million as of September 30, 2000.

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

      Significant portions of our assets are foreign-denominated and, as such, are subject to fluctuations in value due to movements in foreign exchange rates. With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, are charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. Our financial position as of September 30, 2000 and our results of operations for the three and nine months ended September 30, 2000 were not significantly affected by fluctuations in the U.S. Dollar in relation to foreign currencies.

      EURO

      On January 1, 1999, eleven of the fifteen member countries of the European Union established irrevocable fixed conversion rates between their existing sovereign currencies and a single currency called the Euro. The sovereign currencies are scheduled to remain legal tender as denominations of the Euro during a transition period from January 1, 1999 to January 1, 2002.

      We have completed an internal analysis regarding business and systems issues related to the Euro conversion and, as a result, made necessary modifications to our business processes and software applications. Throughout most of 1999, and the nine months ended September 30, 2000, we have been able to conduct business in both the Euro and sovereign currencies on a parallel basis, as required by the European Union.

      We believe that the Euro conversion has not and will not have a significant impact on our business in Europe. The costs to convert all systems to be Euro compliant did not have a significant impact on our results of operations.

      INFLATION

      We do not believe that inflation has had a significant effect on our operations to date.

      RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 133 AND SFAS NO. 137. Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which amends SFAS 133 to delay the date by which all companies must comply with SFAS 133. In June 2000, the Financial Accounting
      Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" which intended to simplify the accounting for derivatives under SFAS 133 and is effective upon adoption of SFAS 133. Companies must comply with SFAS 133 for all fiscal years beginning after June 15, 2000. The Company is currently in the process of assessing the impact of SFAS 133.

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

                   Not Applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

                   None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on September 13, 2000. Proposals presented for a stockholder vote were (1) the election of three Class A Directors, (2) the approval of the Company's 2000 Stock Incentive Plan, (3) the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, (4) the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock, (5) the approval of the Company's Employee Stock Purchase Plan and (6) the ratification of the appointment of KPMG LLP as independent auditors for the Company for fiscal year 2000.

         Each of the incumbent Class A directors nominated by the Company were elected with the following voting results:

                                        VOTES FOR             VOTES AGAINST

              Sheldon M. Goldman        36,170,459               6,550,289

              William C. Murphy         36,227,486               6,493,262

              Allan L. Shaw             33,313,552               9,407,196

         The Company's 2000 Stock Incentive Plan was approved with the following voting results:

              VOTES FOR                 VOTES AGAINST           ABSTENTIONS

              15,131,335                 12,694,313                100,261

         An Amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock was approved with the following voting results:

              VOTES FOR                 VOTES AGAINST           ABSTENTIONS

              34,464,375                  8,096,068                160,305

         An Amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of preferred stock was rejected with the following voting results:

              VOTES FOR                 VOTES AGAINST           ABSTENTIONS

              18,713,470                  9,037,155                175,284

         The Company's Employee Stock Purchase Plan was approved with the following voting results:

              VOTES FOR                 VOTES AGAINST           ABSTENTIONS

              22,652,504                  5,194,610                 78,795

         The appointment of KPMG LLP, as the Company's independent auditors for the fiscal year 2000, was approved with the following voting results:

              VOTES FOR                 VOTES AGAINST           ABSTENTIONS

              40,716,879                  1,949,730                 54,139

ITEM 5.      OTHER INFORMATION.

                   None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


   (A)       EXHIBITS.


                   4.17 Amendment No. 2 to Rights Agreement between Viatel, Inc.
                        and The Bank of New York, as Rights Agent.

                   27   Financial Data Schedule.

   (B)       REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIATEL, INC.



                                  By:   /s/ Michael J. Mahoney
                                        ----------------------------------------
                                           Michael J. Mahoney
                                           Chief Executive Officer


                                  By:   /s/ Allan L. Shaw
                                        ----------------------------------------
                                        Allan L. Shaw
                                        Chief Financial Officer

Date:  November 14, 2000

                                  EXHIBIT INDEX



                                                                   SEQUENTIALLY
EXHIBIT NO.  DESCRIPTION OF DOCUMENT                               NUMBERED PAGE

4.17         Amendment No. 2 to Rights  Agreement
             between Viatel, Inc. and The Bank of New York, as Rights Agent.

27           Financial Data Schedule.
---------------------------