Form 10-K
period 2000-12-31
VIATEL INC
filed 2001-04-19
CIK 945771

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
            SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

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

                     Common Stock, par value $0.01 per share

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

            The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 9, 2001, was approximately $25,192,167. As of April 9, 2001, 51,514,081 shares of the registrant's common stock, $0.01 par value, were outstanding.

      Documents Incorporated by Reference. None.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS




                                                                            Page

Part I........................................................................ 1
    Item 1.  Business......................................................... 1
             Overview......................................................... 1
             Developments Since December 31, 2000............................. 2
             Our Network...................................................... 2
             Local Fiber Optic Network........................................ 3
             Trans-Atlantic Capacity.......................................... 3
             Network Operations Centers....................................... 3
             Products and Services............................................ 4
             Basic Services................................................... 4
             Advanced Services................................................ 5
             Capacity Sales................................................... 6
             Sales and Marketing; Customer Service............................ 6
             Customer Support................................................. 6
             Information Systems.............................................. 7
             Competition...................................................... 8
             Government Regulation............................................11
             Employees........................................................16
    Item 2.  Properties.......................................................16
    Item 3.  Legal Proceedings................................................17
    Item 4.  Submission of Matters to a Vote of Securities Holders............17
Part II.......................................................................17
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters..........................................................17
    Item 6.  Selected Consolidated Financial Data.............................18
    Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................20
    Item 7A. Quantitative and Qualitative Disclosures About Market Risks......44
    Item 8.  Financial Statements and Supplementary Data......................45
    Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure............................................83
Part III......................................................................84
    Item 10. Directors and Executive Officers of the Registrant...............84
    Item 11. Executive Compensation...........................................88
    Item 12. Security Ownership of Certain Beneficial Owners and Management...97
    Item 13. Certain Relationships and Related Transactions...................98
Part IV.......................................................................99
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.99

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we may not be able to accurately predict or control. The factors listed below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM 1. BUSINESS


OVERVIEW

            We are the builder-operator-owner of state-of-the-art pan-European, trans-Atlantic and metropolitan fiber-optic networks and a provider of advanced telecommunications products and services, including bandwidth, to corporations, carriers, Internet service providers, applications service providers and storage network providers in Europe and North America. Our network is Europe's most advanced, fresh dig, multi-conduit, continuously upgradeable fiber optic network, with international gateways in New York City and London. We have full public telecommunications operator licenses in nine Western European countries, Canada and the United States and interconnection agreements with the incumbent telecommunications provider in each of these countries. See "Item 8. -- Financial Statements and Supplementary Data --Notes to Consolidated Financial Statements - Note (1) Organization and Going Concern" for a discussion of our announced plans to close operations in certain of these jurisdictions.

            Our principal asset is our fiber optic network, which covers over 10,400 route kilometers and links 59 major business centers in Western Europe. We also own significant trans-Atlantic capacity, including our fiber pair on the Yellow submarine cable. Our network has been designed to allow customers to seamlessly exchange voice, data and video content between North America and Western Europe, and within Western Europe. Our European network operates at speeds of 20 to 80 gigabits per second but can be upgraded, without service interruptions, to at least 640 gigabits per second per fiber pair through the further application of dense wave division multiplexing technology, to support Europe's growing demand for bandwidth intensive data services.

            We are also developing metropolitan networks in London, Amsterdam, Paris, Berlin, Frankfurt and Dusseldorf as well as through the New York metropolitan area. Taken together, we are able to link our pan-European, North American and local broadband networks with our high-speed, trans-Atlantic fiber network to offer our customers a wide array of voice and data services over a single integrated network.

DEVELOPMENTS SINCE DECEMBER 31, 2000

            In January 2001, we announced  that,  going forward,  we would focus principally on our corporate and Broadband/Enterprise business segments and would conclude our provision of consumer voice and wholesale telecommunications services in countries ("Realignment Initiatives") that do not meet our long-term corporate objectives. The steps announced included the closing of consumer-oriented businesses in France, Germany, The Netherlands, Spain, Austria, Greece and Canada; the closure of our U.S. prepaid business; the consolidation of operating units; the elimination of assets which are used in the countries to be exited or are redundant; and a 30% reduction in our worldwide workforce. As a result of these decisions, we expect significantly lower, but higher margin revenues from our businesses.

            In February 2001, we retained Dresdner Kleinwort Wasserstein and Credit Suisse First Boston, as our financial advisors, and Skadden, Arps, Slate, Meagher & Flom LLP, as our special counsel, to assist in evaluating our business plan and developing initiatives, including restructuring our debt, identifying funding opportunities, strategic partnerships, and other strategic alternatives. Credit Suisse First Boston had originally been retained by us during the middle of 2000 to assist solely with regard to strategic alternatives. At our expense, on April 3, 2001, the holders of our bonds retained Wachtell, Lipton, Rosen & Katz. We are currently developing a new business plan that will offer a basis for a restructuring proposal that we will provide to our creditors. If we are unable to effectuate an out-of court restructuring, we may be forced to seek protection under the federal bankruptcy laws. Moreover, our creditors may seek to initiate involuntary proceedings against us.

            On March 6, 2001, we were advised by NASDAQ that if by June 4, 2001 the closing bid price of our common stock fails to be at least $5.00 for at least 10 consecutive trading days, NASDAQ will commence a delisting action against us. A delisting action by NASDAQ would result in a material adverse effect on the liquidity of our common stock. We can provide no assurance that if our common stock is delisted from NASDAQ, there will be any future trading market for our common stock.

            On April 11, 2001, we announced that our board had decided not to pay the April 15, 2001 interest payment on our 12.75% senior notes due 2008 and on our 7.75% convertible junior subordinated debentures, which are held by Viatel Financing Trust I, and as a result the trust was unable to pay the April 15 dividend payment on its 7.75% trust certificates. Both the trust and we have until May 15, 2001 to make such payments. Non-payment of interest on these notes and dividend payment on the trust preferred by May 15, 2001 would be "events of default" under the terms of our various debt indentures, the terms of the trust preferred and the terms of our vendor financing facilities. Accordingly, as a result of our decision not to pay the April 15, 2001 interest payment and the inability of the trust to pay the April 15, 2001 dividend payment, we have classified all of our long-term debt as current.


OUR NETWORK

            Our principal asset is our high-capacity fiber optic network, which is connected to our own trans-Atlantic cable system and U.S. fiber assets. We began constructing our European fiber network in 1998. To date, we have completed construction of approximately 99% of the network.

            Our technologically advanced network employs ring configurations and self-healing synchronous digital hierarchy systems to provide high reliability and redundancy. The network is equipped with technologically advanced fiber and optical transmission systems, and consists of a uniform configuration of dense wave division multiplexing optronics and Lucent fiber optic cable. We believe that this uniform configuration allows us to ensure high levels of service quality while maintaining low operating costs and ease of upgradeability. Our network was designed from the outset to support Internet protocol, asynchronous transfer mode and traditional circuit switched services.

            The long-haul network that we have constructed in Western Europe has at least 48 fibers installed throughout, with between 72 and 96 fibers in one conduit on most terrestrial segments. In addition, we have constructed at least one additional spare conduit on most terrestrial segments. While we have constructed our European long-haul network primarily for our own use, we have sold and exchanged dark fibers and capacity on segments of our network. Such capacity sales reduce our construction costs and such exchanges help us expand our network footprint. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Revenue," for a discussion of the way in which we have recorded revenue from capacity and dark fiber sales that qualified for sales type recognition.

LOCAL FIBER OPTIC NETWORKS

            Through a combination of self-constructed assets and fiber exchanges, we intend to deploy 22,000 fiber kilometers of metropolitan fiber in London, Amsterdam, Paris, Berlin, Frankfurt, Dusseldorf and the New York City metropolitan area to link customers to our pan-European, North American and trans-Atlantic networks with broadband local fiber connectivity enabling high speed integrated data, video and voice communication with higher quality and lower cost, compared to leasing all of our "last mile" lines from others. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We may not be able to deploy our local fiber optic networks."

TRANS-ATLANTIC CAPACITY

            We own a 25% interest in the Yellow Submarine cable, a four fiber pair, 1.28 terabit system, which was completed in November 2000. The landing stations for this cable are on Long Island in the United States and on the west coast of the United Kingdom. As part of this acquisition, we also obtained 128 STM-1s of capacity on the Atlantic Crossing 1 cable system operated by Global Crossing.

            In addition to the fiber pair we own on the Yellow Submarine cable, we also have significant capacity on the Atlantic Crossing 1 cable system used primarily to provide multi-path redundancy.

            BROADBAND WIRELESS

            We intend to continue to reduce our reliance on "last mile" connections leased from the incumbent carrier or other competitive local exchange carriers by increasing the number of customers connected to our network. In some cases, we construct a fiber optic extension from the customer's premises to our network. In other cases, we have deployed a high-bandwidth wireless connection between an antenna on the customer's premises and an antenna at a central location that is directly connected to our network. These point-to-point wireless connections offer high quality broadband capacity and frequently cost less to install than direct fiber connections.

NETWORK OPERATIONS CENTERS

            We currently monitor the activity of our network from international network operations centers in Redditch and Egham, England and Somerset, New Jersey. These international network operations centers have been fitted with sophisticated surveillance and control capability, fraud detection and real time transmission quality enhancements. Our network operations centers in Egham and Somerset are capable of acting as a backup to the other and allow full capability to remotely monitor, test and perform diagnostics on key elements of our network.

PRODUCTS AND SERVICES

            We provide products and services in three categories: basic services, advanced services and capacity sales. Our basic services include switched and dedicated long distance, 800 services, prepaid, postpaid and debit calling cards, conference calling, and enhanced fax services. We provide many of our basic services on a wholesale as well as a retail basis. Our advanced services include domestic and international private line services, Internet access, frame relay, asynchronous transfer mode and Internet protocol services and managed bandwidth. These services are provided on a wholesale basis to communication carriers, Internet service providers and other wholesale customers as well as to end-users. Capacity sales include sales of dark fiber and leases of capacity. See "Item 8. Financial Statements and Supplementary Data -- "Notes to Consolidated Financial Statements -- Note (1) Organization and Going Concern" for a discussion of our decision to stop providing basic services in certain countries and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Revenue," for a discussion of how we account for capacity and dark fiber sales. Our services are discussed below.


BASIC SERVICES

            INTERNATIONAL AND DOMESTIC LONG DISTANCE SERVICE. International and domestic long distance service is service that is accessed from a customer's billing location, i.e., their home or office, using "1xxx" access in the United Kingdom or "1+" access in the United States and Canada. In France and Switzerland, long distance service is accessed by using either "1+" access or by dialing "1xxxx" access. In Germany, long distance service is accessed by using either "1+" access or by dialing "01099" prior to dialing "0+".

            CALLING CARD SERVICES. During 2000, our calling card services were sold in all of our principal markets and could be used in over 65 countries. In continental Europe, we believe that a substantial portion of our calling card customers used this service from their home or office as an alternative to the incumbent carrier for international calls. In contrast, in the United Kingdom and the United States, our calling cards were sold to customers primarily for convenience when traveling.

            PREPAID SERVICES. During 2000, our prepaid card services provided similar features and manner of use as our calling cards. Our prepaid cards generally could be used from the United Kingdom, the United States, Belgium, Canada, Germany, France, Israel, Greece, The Netherlands and Switzerland. We also sold prepaid cards that could be used only from the country in which they were sold.

            OTHER BASIC SERVICES. During 2000, we also provided the additional retail services described below.

        o WIRELESS SERVICE. In the United Kingdom, we offered wireless services to business customers through Wavetech Limited. In the New York metropolitan area, we offered domestic and international long distance services to cellular telephone users who access this service by dialing a local access number or, in the case of Verizon Mobile customers in certain area codes, by selecting us as their long distance provider.

        o CONFERENCING SERVICE. We provided an audio conference service which allowed automatic, manual or operator-assisted establishment of conference calls 24-hours-a-day, seven-days-a-week.

        o TOLL-FREE SERVICE. We provided toll-free service, i.e., "800", "888" or "877" service, to customers in the United States, the United Kingdom, Belgium, Germany, Switzerland and The Netherlands. We also provided international toll-free services for our customers in Europe.

            We are currently in the process of exiting certain consumer-oriented businesses, including prepaid services in the United States. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," and "Item 8. Financial Statements and Supplemental Data
- Notes to Consolidated Financial Statements -- Note (14) Restructuring and Impairment," for a discussion of our closing of consumer-oriented businesses.


ADVANCED SERVICES

            During 2000, we provided the advanced data services described below.

        o SWITCHED DATA SERVICES. We offered frame relay, Internet protocol and asynchronous transfer mode services that allow for the effective transmission of large quantities of data between different sites. These advanced services are used for wide area network connections and in text, image and video communications that require greater transmission speed, capacity and reliability than traditional telephony services.

        o MANAGED BANDWIDTH. Our managed bandwidth service provided capacity of 2 megabits per second, 34 megabits per second, 45 megabits per second and 155 megabits per second. Larger bandwidths up to 2.5 gigabits per second could also be obtained upon request. Our managed bandwidth product was designed for customers that require large transport capacity between cities, including carrier customers who use the bandwidth to service their end-user customers, as well as large corporate customers and Internet-related customers.

        o INTERNET ACCESS SERVICE. We also offered Internet access to our retail customers in the United Kingdom, Switzerland, Belgium and Berlin, Germany.

        o LOCAL ACCESS SERVICE. We also offered our CITYCONNEX SERVICE(TM), which enables companies to bypass local loop connections of incumbent operators through technologically advanced, highly reliable "last mile" wireless connectivity. This offering is available within and between cities linked to our European network. Connectivity is provided in a variety of ways: a single E1-voice and data; two E1s-all voice, all data, or a combination of voice and data; and 10 megabits per second local-area-network to local-area-network connectivity.

        o DEDICATED ACCESS SERVICE. Customers using this service lease a transmission line that connects the customer's business directly to one of our switches or points of presence. This service is marketed to high-volume customers in the United States and Europe and can be used for voice, data, video and the Internet.

CAPACITY SALES

            While we constructed our network primarily for our own use, we sell bulk capacity to offset our construction costs. During 2000, such sales included dark fiber and long-term leases of capacity that qualified for sales-type accounting treatment. The dense wave division multiplexing technology used in our network allows us to offer optical wave or "wavelength" services to our customers, which provides 2.5 gigabits per second or 10 gigabits per second of capacity. This service is designed for customers who require large transport capacities between cities, but who do not wish to purchase dark fiber and invest in the optronics required to enable the fiber to carry traffic. We believe that the demand for wavelength services will grow, as optical Internet protocol interfaces proliferate. For a discussion of the accounting treatment associated with capacity sales see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenue."


SALES AND MARKETING; CUSTOMER SERVICE

            During 2000, we utilized a variety of marketing channels, including a direct sales force, independent sales agents, multilevel marketing, customer incentive programs, advertising, affinity programs and the Internet, to reach targeted customer groups. As part of our multi-channel marketing approach, we tailor our marketing to specific geographic markets and services. For example, in September 2000 we hired Ben Stein, a television/movie personality known for his frugality, to promote certain of our lower market products and services and in December 2000 we co-sponsored a cycling team to promote our upper tier brands which are marketed to corporate and enterprise customers.

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

            Our direct sales personnel are currently compensated on a salary and commission basis, with potential commissions being paid on the basis of revenues generated by new customers solely during their first three months as a customer. After this three-month period, the customer is turned over to proactive account managers who manage the account and are compensated based on the monthly growth of such account above certain minimum requirements. We believe that this compensation structure provides maximum incentive to our direct sales force to continue to grow our customer base and revenue.

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

            We have also developed our own proprietary software systems to provide our customers with better service. For example, in each of our network countries, our monthly bills are in the customer's native language and local currency (and we have the ability to bill in Euros). We also provide detailed billing information for commercial customers that includes itemized breakdowns of usage by account code and department. In addition, we have implemented an interactive voice response system that permits customers to obtain information concerning their accounts and their most recent invoices. We believe that our customer-oriented philosophy, backed by the strength of our customer support infrastructure, allows us to differentiate ourselves from many of our competitors.


INFORMATION SYSTEMS

            We believe that integrated and reliable billing and information systems are key elements for growth and success in the telecommunications industry. Accordingly, we have made significant investments to acquire and implement sophisticated information systems that are designed to enable us to:

        o monitor and respond to customer needs by developing new and customized services;

        o   manage least cost routing;

        o   provide customized billing information;

        o   provide high quality customer service;

        o   detect and control fraud;

        o   verify payables to suppliers; and

        o   rapidly integrate new customers.

            We believe that our network intelligence, billing and financial reporting systems enhance our ability to meet competitively the increasingly complex and demanding requirements of the international and national long distance markets. While we believe that these systems are currently sufficient for our operations, these systems require routine upgrades and ongoing investments.

            Our billing system provides multi-currency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. Customers are provided with several payment options, including automated credit card processing and automated direct debiting.

            We have developed software to provide telecommunications services and customer support. Each switch has a call detail recording function which is designed to enable us to: (1) achieve accelerated collection of call records;
(2) detect fraud and unauthorized usage; and (3) permit rapid call detail record analysis.

            We also use software to assist in analyzing traffic patterns and determining network usage and busy hour percentage, originating traffic by switching center, terminating traffic by supplier and originating traffic by customer. This data is utilized to provide least cost routing, which may result in call traffic being transmitted over our transmission facilities, other carriers' transmission facilities or a combination of such facilities. If traffic cannot be handled over the least cost route due to overflow, the least cost routing system is designed to transmit the traffic over the next least cost route. The least cost routing system chooses among the several variables to minimize the cost of a long distance call over multiple suppliers and multiple choices of terminating carrier per country. The performance of the least cost routing system is verified based on a daily overflow report generated by our network traffic management and a weekly/monthly average termination cost report generated by our billing system. Due to the current economic environment and our current financial situation, our routing options will likely be significantly reduced thereby reducing substantially our ability to route traffic over the least cost route. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Our dependence upon third parties for leased capacity and interconnection arrangements may result in suboptimal utilization of our network."

            We have developed a proprietary integrated customer service database and billing system, called SERVICE ONE(TM), which is currently in use primarily for our retail and wholesale services. SERVICE ONE(TM) will afford greater flexibility as we increase service offerings and will accommodate greater customer volume. In addition, we have implemented an interactive voice response system that permits customers to obtain up-to-date information concerning their account and their most recent invoice by telephone.

            Our systems development group has developed proprietary software and intranet systems that help us to better manage our business and price our services. For example, we have developed an interface with our network switches that allows us to compile network information, including the number of minutes being routed through the switch (and corresponding revenue), points of origination and termination, sources of traffic and other traffic information. We use this information in connection with least cost routing, pricing and cost and margin analysis, among other things.


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

            In voice services, we have three main categories of competitors. The first group consists of the incumbent telecommunications operators in each country in which we operate. This group includes British Telecom, Cable & Wireless, Deutsche Telekom, France Telecom and SwissCom. The second category of competitors consists of global alliances among some of the world's largest telecommunications carriers. This group includes Concert, a joint venture between British Telecom and AT&T. The third main category of competitors in voice services is comprised of the new entrants, such as KPN/Qwest, Versatel, Energis plc, Carrier1, Interoute Telecommunications, and WorldAccess/WorldExchange.

            With regard to our bandwidth services, during 2000 we faced competition from KPN/Qwest, GTS, Level 3 Communications and Global Crossing, each of which currently has broadband networks in operation.

            In value-added services, we compete with two main types of competitors--the incumbent telecommunications operators and traditional value-added Internet service providers. During 2000, Major Internet service providers included UUNET, a subsidiary of WorldCom, Ebone, a subsidiary of GTS, InfoNet and PSINet.

            Many of our current and potential competitors have substantially greater financial, marketing and other resources than we do and may be able to deploy more extensive networks or may be better able to withstand pricing and other market pressures. In addition, incumbent telecommunications operators generally have additional competitive advantages, such as control access to local networks, significant operational economies and close ties with national regulatory authorities.

NORTH AMERICA

            UNITED STATES. In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based primarily upon pricing, customer service, network quality, and the ability to provide value-added services. As such, the long distance industry is characterized by a high level of customer attrition or "churn," with customers frequently changing long distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, WorldCom and Sprint, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than our current costs. Many of these competitors have greater financial, technological and marketing resources than we do. If any of our competitors were to devote additional resources to the provision of international or domestic long distance telecommunications services to our target customer base, there could be a material adverse effect on our business.

            As a result of the 1996 Telecommunications Act, the regional Bell operating companies can compete with us in the long distance telecommunications industry, both outside of their service territory and, upon satisfaction of certain conditions, within their service territory. These provisions permit a regional Bell operating company to enter an "out-of-region" long distance market immediately upon the receipt of any state and/or federal regulatory approvals otherwise applicable in the provision of long distance service. To provide long distance service "in-region," regional Bell operating companies must satisfy certain procedural and substantive requirements, including obtaining Federal Communications Commission approval, upon a showing that, in certain instances, facilities-based competition is present in its market, that it has entered into interconnection agreements that satisfy a 14-point "checklist" of competitive requirements and that its entry into the "in-region" long distance market is in the public interest. In December 1999, Verizon was authorized to provide long distance service in New York, in June of 2000 it completed its acquisition of GTE, and just this month it was authorized to provide long distance service in Massachusetts. Because a substantial portion of our customer base and traffic originates in the New York metropolitan area, Verizon is a particularly formidable competitor. For long distance calls, Verizon has a substantial cost advantage, because it does not have to pay access fees to a local carrier to originate the call. Access fees constitute a large portion of a long distance carrier's cost of services, including ours. In addition, in June 2000, SBC Communications was authorized to provide long distance service in Texas, and in January 2001, SBC was authorized to provide long distance service in Kansas and Oklahoma. SBC also has pending an application at the FCC for the provision of long distance service in Missouri.

            The continuing trend toward business combinations and alliances in the telecommunications industry is also creating significant new or more powerful competitors. The proposed acquisition of Voice Stream by Deutsche Telekom, the acquisition of Versatel by France Telecom, the acquisition of Ya.com by a subsidiary of Deutsche Telekom, the acquisition of Orange by France Telecom, the acquisition of AirTouch by Vodafone, the acquisition of Teleglobe

Inc. by Bell Canada, the acquisition of US West by Qwest, the acquisition of Ameritech by SBC, the merger of WorldCom and MCI and Global Crossing's acquisition of Frontier Communications, the primary provider of our U.S. transmission capacity, are examples of some of the business combinations that are/ have been formed. Many of these combined entities have, or will have, resources far greater than ours. These combined entities may, now or in the future, be able to provide bundled packages of telecommunications products, including local and long distance services, data services and prepaid services, in direct competition with the products offered or to be offered by us, and may be capable of offering these products sooner and at more competitive rates than us.

            During 1998, the World Trade Organization concluded an agreement on trade in basic telecommunications services, known as the WTO Agreement, which resulted in additional competitors entering the U.S. telecommunications markets. Under the WTO Agreement, the U.S. and other members of the World Trade Organization committed themselves to, among other things, opening their telecommunications markets to foreign carriers. The Federal Communications Commission has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S. There can be no assurance that the WTO Agreement will not have a material impact on our business.

            We also expect increasing competition from Internet telephony service providers, including Internet service providers. The use of the Internet to provide telephone service is a recent development. To date, the FCC has determined not to subject such services to FCC regulation as telecommunications services. Accordingly, Internet service providers are, today, not subject to universal service contributions, access charge requirements, or traditional common carrier regulation. In an April 1998 report to Congress, the FCC indicated that it would examine the question of whether certain forms of "phone-to-phone" Internet protocol telephony are information services or telecommunications services. It noted that certain forms of phone-to-phone Internet telephony appeared to have the same functionality as non-Internet protocol telecommunications services and lacked the characteristics that would render them information services. If the FCC or state public service commissions were to determine that certain services are subject to FCC regulations as telecommunications services, the service providers could be required to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. We cannot predict the impact that this continuing lack of regulation will have on our business.

            CANADA. The Canadian telecommunications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. We compete with facilities-based carriers, other resellers and rebillers, primarily on the basis of price. The principal facilities-based competitors include the former Stentor partner companies, in particular, Bell Canada, the dominant supplier of local and long distance services in the provinces of Ontario and Quebec, and Telus Communications, as well as non-Stentor companies, such as AT&T Canada, and Sprint Canada. The former Stentor partner companies discontinued their partnership on January 1, 1999 and are now competing against one another.

GOVERNMENT REGULATION

OVERVIEW

            Regulation of the telecommunications industry is changing rapidly both domestically and globally. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we operate and intend to operate. The interpretation and enforcement of these laws and regulations varies and could limit our ability to provide certain telecommunications services in certain markets. We cannot provide any assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable laws and regulations, or that other regulatory activities will not have a material adverse effect on our business, financial condition and results of operations.


INTERNATIONAL TRAFFIC

            Under the WTO Agreement, countries comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, most of these countries have subscribed to specific pro-competitive regulatory principles. The WTO Agreement became effective on February 5, 1998 and has been implemented, to varying degrees, by the signatory countries. On November 26, 1997, the FCC adopted the Foreign Participation Order to implement the U.S. obligations under the WTO Agreement. In this order, the FCC adopted an open entry standard for carriers from WTO member countries, generally facilitating market entry for such applicants by eliminating certain existing tests. These tests remain in effect, however, for carriers from non-member countries.

            International carriers serving the United States, including Viatel, are subject to the FCC's international settlements policy, which, as discussed below, has been substantially relaxed. The international accounting rate system allows a U.S. facilities-based carrier to negotiate an accounting rate with a foreign carrier for handling each minute of international telephone service. Each carrier's portion of the accounting rate, usually one-half, is referred to as the settlement rate. Historically, international settlement rates have vastly exceeded the cost of terminating telecommunications traffic. The FCC's international settlements policy requires: (1) the equal division of the accounting rate between the U.S. and foreign carrier, (2) nondiscriminatory treatment of U.S. carriers, and (3) proportionate return of inbound traffic. The FCC's International Settlement Rates Order, adopted in 1998, generally requires U.S. facilities-based carriers to negotiate settlement rates with their foreign correspondent at no greater than FCC-established benchmark prices. In addition, the International Settlement Rates Order imposed new conditions upon certain carriers, including us. In particular, the FCC conditioned any authorization to provide switched services over either facilities-based or resold international private lines upon the condition that at least half of the facilities-based international message telephone service traffic on the subject route is settled at or below the relevant benchmark rate.

            In the Foreign Participation Order described above, however, if the subject route does not comply with the benchmark requirement, a carrier can demonstrate that the foreign country provides "equivalent" resale opportunities. Accordingly, we are permitted to resell private lines for the provision of switched services, also known as international simple resale, to any country that either has been found by the FCC to comply with the benchmarks or has been determined to be equivalent.

            In 1999, the FCC removed the international  settlements  policy for:
(1) all settlement arrangements between U.S. carriers and foreign carriers that lack market power, and (2) all settlement arrangements on routes where U.S. carriers are able to terminate at least 50 percent of their traffic in the foreign market at rates that are at least 25 percent below the applicable benchmark settlement rate. Finally, the international settlement policy order expanded its rules to permit carriers to provide international simple resale on any route where the resale carrier exchanges switched traffic with a foreign carrier that lacks market power. Accordingly, we will have more flexibility in negotiating settlement arrangements with many carriers on many routes, which we expect will lower costs of terminating international traffic, although our competitors will benefit from these new rules in the same way. On routes where we are still subject to the international settlement policy, the FCC could find that, absent a waiver, certain terms of our foreign carrier agreements or our actions do not meet the requirements of the international settlement policy. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability against a U.S. company for violating the international settlement policy, and it could take other action against a carrier violating the international settlement policy, including issuing a cease and desist order or imposing fines. If the FCC were to impose such fines or other penalties on us, we do not believe that it would have a material adverse effect on our business.

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


INTERNATIONAL REGULATION

            The construction and operation of our telecommunications network and the provision by us of telecommunications services in foreign countries requires us to obtain a variety of licenses, permits and authorizations in the ordinary course of business. In addition to telecommunications licenses and permits, we may also be required to obtain constructions, zoning, environmental and other permits, licenses and authorizations. Further, the construction and operation of our network infrastructure and the provision of communications services may subject us to regulation in other countries at the national, state, cantonal, provincial and local levels.

EUROPE

            In connection with the construction of our fiber optic network in Western Europe, we have obtained telecommunications licenses in all countries where authorization is required for us to construct and operate telecommunications facilities and to provide services.

            Our activities in Western Europe are subject to regulation by the European Union and the applicable national regulatory authority in each country in which we operate. The level of regulation and the rights that attach to a license vary in each country. In each country in which we operate, we are considered to lack significant market power, which generally subjects us to less regulation than companies that do possess such market power. In addition, we are required to face local competition issues such as interconnection, unbundling and resale. The laws and regulations of the member states of the European Union (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Sweden and the United Kingdom), vary on these issues. The European Commission and various of the member states of the European Union have opened or concluded public dialogue relating to these and other local competition issues. We cannot predict what decisions will be made by the European Union and the members states in these ongoing proceedings or the effects of those decisions on our operations.


UNITED STATES

            In the United States, our services are subject to the provisions of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, the regulations of the FCC thereunder, as well as the applicable laws and regulations of the various states administered by the relevant public service commission. The recent trend in the United States for both federal and state regulation of telecommunications service providers has been in the direction of reduced regulation. Although this trend facilitates market entry and competition by multiple providers, it has also given AT&T, the largest international and domestic long distance carrier in the United States, increased pricing and market entry flexibility that has permitted it to compete more effectively with smaller carriers, such as us. In addition, the 1996 Telecommunications Act has opened the United States market to increased competition from the regional Bell operating companies. We cannot be certain whether future regulatory, judicial and legislative changes in the United States will materially affect our business.

            The FCC currently regulates us as a non-dominant carrier with respect to both our international and domestic interstate long distance services. Although the FCC has generally chosen not to closely regulate the charges, practices or classifications of non-dominant carriers, the FCC has broad authority that includes the power to impose more stringent regulatory requirements on us, to change its regulatory classification, to impose monetary forfeiture, and to revoke our authority. In this increasingly deregulated environment, however, we believe that the FCC is unlikely to do so.

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

            FCC DOMESTIC INTERSTATE. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to provide domestic interstate telecommunications services.

            In late 1996, the FCC ruled that non-dominant interexchange carriers are no longer permitted to file their tariffs for domestic interstate interexchange services. Following petitions for reconsideration and court appeals, non-dominant interstate interexchange carriers must now "detariff" these services no later than July 31, 2001. In conjunction with this detariffing, carriers must disclose their rates, terms and conditions on their web sites and in one business office. In March 2001, the FCC ordered similar mandatory detariffing of international services provided by non-dominant carriers such as Viatel. Carriers have a 9-month transition period ending January 2002 in which to accomplish this detariffing, which permits carriers to implement simultaneous domestic and international detariffing if they wish in order to minimize the costs of this regulatory transition. As with domestic detariffing, carriers must disclose their rates, terms and conditions on their web sites and in one business office.

            The 1996 Telecommunications Act is intended to increase competition in the U.S. telecommunications markets. Among other things, the legislation contains special provisions that eliminate the restrictions on incumbent local exchange carriers such as the regional Bell operating companies from providing long distance service. These provisions permit a regional Bell operating company to enter an "out-of-region" long distance market immediately upon the receipt of any state or federal regulatory approvals otherwise applicable in the provision of long distance service. The provisions also permit a regional Bell operating company to enter the "in-region" long distance market if it satisfies procedural and substantive requirements, including showing that facilities-based competition is present in its market, that it has entered into interconnection agreements which satisfy a 14-point "checklist" of competitive requirements and that its entry into the "in-region" long distance market is in the public interest. In December 1999, Verizon was authorized to provide long distance service in New York, and just this month it was authorized to provide long distance service in Massachusetts. In addition, SBC was authorized to provide long distance service in Texas in June 2000, and to provide service in Kansas and Oklahoma in January 2001. SBC also has a pending application to provide long distance service in Missouri.

            The FCC has also significantly revised the universal service subsidy regime. Beginning January 1, 1998, interstate carriers, such as us, as well as certain other entities, became obligated pursuant to the 1996 Telecommunications Act to contribute to universal service funds based upon interstate and international revenues. These funds subsidize the provision of telecommunications services in high cost areas and to low-income customers, as well as the provision of telecommunications and certain other services to eligible schools, libraries and rural health care providers. Contribution factors vary quarterly and we and other carriers are billed monthly. The contributions factor for 2000 were 5.877% for the first quarter, 5.71% for the second quarter, 5.536% for the third quarter and 5.6688% for the fourth quarter. For the first quarter of 2001, the percentage was 6.6827%, and for the second quarter of 2001, the percentage is 6.88%.

            Our costs of providing long distance services will also be affected by changes in the access charge rates imposed by local exchange carriers for origination and termination of calls over local facilities. The FCC has significantly revised its access charge rules in recent years to permit incumbent local exchange carriers greater pricing flexibility and relaxed regulation of new switched and special access services in those markets where there are other providers of access services. The FCC has also restructured the charges the large local exchange carriers assess for switched access, moving from usage-sensitive to non-usage sensitive charges to recover certain costs. In

May 2000, the FCC released an order substantially adopting the CALLS Coalition access charge reform proposals, which eliminated the presubscribed interexchange carrier charge ("PICC") that had been assessed on long distance carriers for residential and single-line business subscribers lines and capped it at $4.31 per month for multi-line business lines. Under the CALLS Order, the multi-line business PICC will decrease over time and will virtually disappear in several years. The CALLS Order also greatly reduces usage-based charges paid by long distance carriers.

            While we currently intend to pass through the costs of both the multi-line business PICC and our universal service fund contributions to our customers, there can be no assurance that we will be able to do so or that doing so will not result in a loss of customers. Additionally, we currently have agreements to terminate, originate or exchange traffic with a variety of carriers who, in turn, may be subject to similar agreements with other carriers or local exchange carriers. Any change in any of these agreements, whether by operation of law or otherwise, may affect our costs or could disrupt our ability to terminate, originate or exchange traffic and, therefore, have a material adverse effect on us.

            The 1996 Telecommunications Act also requires interexchange carriers to compensate payphone owners $0.24 for every coinless call originating at a payphone that is routed to such carrier. For amounts past due, the FCC set the per call rate at $0.238 for calls completed from October 1997 through April 1999 and $0.24 from April 1999 forward. Additionally, the FCC recently held that, after a six-month transition period, the first facilities-based long distance carrier to which a compensable coinless payphone call is routed will be responsible for paying such compensation for that call to the payphone operator. Such carrier may then seek reimbursement for such compensation from any reseller to which the call is subsequently routed. As a result of many factors, including a complex and shifting regulatory scheme, many long distance carriers have been the subjects of compensation claims by payphone service providers.

            The FCC also imposes requirements for the marketing of telephone services and for obtaining customer authorization for changes in a customer's primary long distance carriers. The FCC has imposed severe penalties on a number of carriers for "slamming."

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

            REGULATION OF THE INTERNET. The use of the Internet to provide telephone service is a recent development. Currently, the FCC is considering whether or not to impose surcharges or additional regulations upon certain providers of Internet telephony. In an April 1998 report to Congress, the FCC indicated that it would examine the question of whether certain forms of "phone-to-phone" Internet protocol telephony are information services or telecommunications services. It noted that certain forms of phone-to-phone Internet telephony appeared to have the same functionality as non-Internet protocol telecommunications services and lacked the characteristics that would render them information services. If the FCC or state public service commissions were to determine that certain services are subject to FCC regulations as telecommunications services, these service providers could be required to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. State public service commissions may also retain jurisdiction to regulate the provision of intrastate Internet telephony services and could initiate proceedings to do so.

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


EMPLOYEES

            As of December 31, 2000, we had 2,058 full-time employees, approximately 1,039 of whom were engaged in sales, marketing and customer service. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good. In January and February of 2001, we implemented a company wide workforce reduction through which our employee base was reduced by approximately 30%.

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

            We currently occupy five sites in New York City, one of which serves as our principal executive office, and one of which serves as one of our international gateway switching centers. We also lease space in Somerset, New Jersey, which serves as our U.S. Voice Network Operations Center; Egham, England which serves as our European Voice Network Operations Center; Redditch England, which serves as our European Data Network Operations Center; and College Station, Texas, where our billing center is currently located. We also maintain switching and transmission sites in several U.S. cities. In addition, we lease office space in London, England, which serves as our European headquarters.

            We have leased sales offices in several European cities. We also maintain collocation facilities, switch sights, repeater sights and points of presence in numerous countries throughout Europe. In general, these European locations are leased for a minimum term of 20 years, including renewal options. We attempt to structure our leases of space for our network switching centers and rights-of-way for our fiber optic networks with initial terms and renewal options so that the risk of relocation is minimized. We anticipate that prior to termination of any of the leases, we will be able to renew such leases or make other suitable arrangements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our common stock is listed on the NASDAQ National Market under the ticker symbol "VYTL". As of April 9, 2001, there were 51,514,081 shares of our common stock outstanding. We believe we have in excess of 500 beneficial owners of our common stock. The following table shows, for the calendar quarters indicated, based on published sources, the high and low closing sale prices per share of our common stock as reported on the NASDAQ National Market.


                                                    VIATEL COMMON
                                                        STOCK
                                                 HIGH            LOW
1999
    First Quarter.........................       28.625         17.00
    Second Quarter........................       52.8755        28.125
    Third Quarter.........................       57.50          23.3125
    Fourth Quarter........................       54.625         27.0625
2000
    First Quarter.........................       75.375         33.375
    Second Quarter........................       45.4375        19.0625
    Third Quarter.........................       27.8125         9.4375
    Fourth Quarter........................        9.875          1.625
2001
    First Quarter.........................        5.75           0.5625

            On April 16, 2001, the reported last sale price of our common stock on the NASDAQ National Market was $0.35 per share.

            On March 6, 2001, NASDAQ advised us that if by June 4, 2001 the closing bid price of our common stock fails to be at least $5.00 for at least 10 consecutive trading days, NASDAQ will commence a delisting action against us. Should NASDAQ take such a delisting action, we will be required to decide whether or not to appeal such a decision to the NASDAQ Listing Qualifications Hearing Board. If such a delisting was to occur and we decide to appeal, there is no assurance that we will prevail in our appeal. If we decide not to appeal or if the NASDAQ Listing Qualification Hearing Board denies our appeal, we may seek to have our common stock listed on the NASDAQ Small Cap Market. Because our common stock currently trades below $1.00, there can be no assurance that NASDAQ would permit us to list our common stock on the Small Cap Market. A delisting action by NASDAQ would result in a material adverse effect on the liquidity of our common stock. We can provide no assurance that if our common stock is delisted from NASDAQ, there will be any future trading market for our common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors -- We may file for bankruptcy protection; holders of our common stock and preferred stock may be severely diluted or eliminated entirely in connection with a bankruptcy filing or restructuring transaction."

            We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of our board and will depend on our earnings, capital requirements and financial condition. It is our present intention to retain future earnings, if any, to finance growth of our business. Our ability to pay cash dividends is currently restricted under the terms of the various indentures relating to our existing indebtedness. On April 11, 2001, we announced that our board had decided not to pay the April 15, 2001 interest payment on our 12.75% senior notes due 2008 and on our 7.75% convertible junior subordinated debentures, which are held by Viatel Financing Trust I, and as a result the trust was unable to pay the April 15 dividend payment on its 7.75% trust certificates. Both the trust and we have until May 15, 2001 to make such payments. Non-payment of interest on these notes and dividend payment on the trust preferred by May 15, 2001 would be "events of default" under the terms of our various debt indentures, the terms of the trust preferred and the terms of our vendor financing facilities. Accordingly, as a result of our decision not to pay the April 15, 2001 interest payment and the inability of the trust to pay the April 15, 2001 dividend payment, we have classified all of our long-term debt as current.

             For a description of the terms of the 7.50% Cumulative Convertible Preferred Stock, Series B, sold by us on March 9, 2000 pursuant to Section 4(2) of the Securities Act of 1933, as amended, see our Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 14, 2000.



ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

            The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the notes thereto, and the other consolidated financial data included elsewhere in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from our consolidated financial statements and the notes related thereto, which were audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1999 and 2000 and for each of the years in the three-year period ended December 31, 2000 and the report of KPMG LLP thereon, are included elsewhere in this report. The report of KPMG LLP contains an explanatory paragraph that states that the Company has suffered recurring net losses and net operating cash deficiencies, has a significant working capital deficiency and a significant shareholders' deficiency and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in "Item 8. Financial Information and Supplementary Data -- Notes to Consolidated Financial Statements -- Note (1) Organization and Going Concern." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            We capitalize interest costs that relate to debt to finance the network, until the related portion of the network is placed into service. In 1996, 1997, 1998, 1999 and 2000, we capitalized $.1 million, $.2 million, $3.3 million, $10.1 million and $24.2 million, respectively, of interest costs. EBITDA consists of earnings before interest, income taxes, restructuring and impairment charges, extraordinary loss, dividends on convertible preferred stock and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus the non-cash cost of capacity sold, non-cash stock related compensation and the cash portion of the change in deferred revenue. Capital additions for each period consist of capital expenditures, the net change in accrued property and equipment purchases, assets acquired under capital lease obligations and capitalized interest during the period.

            On April 11, 2001, we announced that our board had decided not to pay the April 15, 2001 interest payment on our 12.75% senior notes due 2008 and on our 7.75% convertible junior subordinated debentures, which are held by Viatel Financing Trust I, and as a result the trust was unable to pay the April 15 dividend payment on its 7.75% trust certificates. Both the trust and we have until May 15, 2001 to make such payments. Non-payment of interest on these notes and dividend payment on the trust preferred by May 15, 2001 would be "events of default" under the terms of our various debt indentures, the terms of the trust preferred and the terms of our vendor financing. Accordingly, as a result of our decision not to pay the April 15, 2001 interest payment and the inability of the trust to pay the April 15, 2001 dividend payment, we have classified all of our long-term debt as current.

                                                    YEAR ENDED DECEMBER 31,
                                       1996       1997      1998       1999       2000
                                     ------------------------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenue:
  Communication services revenue...    $50,419   $73,018   $131,938    $248,600     $646,470
  Capacity sales...................         --        --      3,250      84,501      102,983
                                     -------------------------------------------------------
      Total revenue................     50,419    73,018    135,188     333,101      749,453
Operating expenses:
  Cost of services and sales.......     42,130    63,504    122,109     250,574      552,110
  Selling, general and
  administrative...................     32,866    36,077     44,893     100,559      354,274
  Depreciation and amortization....      4,802     7,717     16,268      75,911      303,168
  Restructuring and impairment.....         --        --         --      13,206      899,999
                                     -------------------------------------------------------
      Total operating expenses.....     79,798   107,298    183,270     440,250    2,109,551
                                     -------------------------------------------------------
Operating loss.....................    (29,379)  (34,280)   (48,082)   (107,149)  (1,360,098)
Interest income....................      1,852     3,686     28,259      26,722       31,981
Interest expense...................    (10,848)  (12,450)   (79,177)   (137,409)    (212,630)
                                     -------------------------------------------------------
Loss before extraordinary loss.....    (38,375)  (43,044)   (99,000)   (217,836)  (1,540,747)
Extraordinary loss on debt
  prepayment.......................         --        --    (28,304)         --           --
                                     -------------------------------------------------------
Net loss...........................    (38,375)  (43,044)  (127,304)   (217,836)  (1,540,747)
Dividends on redeemable convertible
  preferred securities.............         --        --     (3,301)     (1,341)     (32,954)
                                     -------------------------------------------------------
Net loss attributable to common
  stockholders.....................   $(38,375) $(43,044) $(130,605)  $(219,177) $(1,573,701)
                                     =======================================================
Net loss per common share
  attributable to common
  stockholders.....................     $(2.47)  $(1.90)      $(5.67)    $(7.43)     $(31.53)
                                     =======================================================
Weighted average common shares
  outstanding, basic and diluted...     15,514   22,620       23,054     29,518       49,905
                                     =======================================================


                                                    YEAR ENDED DECEMBER 31,
                                         1996      1997      1998       1999       2000
                                      -----------------------------------------------------
                                                     (DOLLARS IN THOUSANDS)
OTHER CONSOLIDATED FINANCIAL DATA:
EBITDA..............................   $(24,577) $(26,563) $(31,814)  $(18,032)  $(156,931)
Adjusted EBITDA.....................         --        --   (29,307)    12,315     (84,987)
Net cash used in operating activities   (26,331)  (22,525)  (60,318)  (134,825)   (271,698)
Net cash used in investing activities    (1,592)  (43,164) (349,992)  (405,971)   (565,332)
Net cash provided by financing
  activities........................     94,772    11,286   729,035    589,391     762,765
Capital additions...................      9,800    40,214   220,903    546,259     671,838
OTHER OPERATING DATA:
Billable minutes (000s).............     62,249   140,918   383,875  1,595,658   6,595,550
Switches............................         13        14        15         50          34

                                                    AS OF DECEMBER 31,
                                         1996      1997      1998       1999       2000
                                      -----------------------------------------------------
                                                     (DOLLARS IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........     $92,982   $47,143  $329,511   $373,044   $305,293
Restricted cash equivalents and
    restricted marketable
    securities, current and
    non-current.....................          --        --   144,523    197,760     61,936
Cash securing letters of credit for
    network construction............          --        --        --     50,165     29,728
Working capital.....................      79,434     7,667   428,657    278,858 (2,004,514)
Property and equipment, net.........      21,886    54,918   267,316    884,328  1,385,917
Intangible assets, net..............       4,210     3,515    45,908  1,011,659    120,692
Total assets........................     134,664   126,809 1,009,111  2,704,097  2,155,387
Total long-term liabilities.........      77,904    99,610   921,139  1,767,548     91,860
Series A redeemable convertible
    preferred stock.................          --        --    47,121         --         --
Series B mandatorily redeemable (in
    2015) cumulative convertible
    preferred stock.................          --        --        --         --    328,616
Viatel-obligated   mandatorily
    redeemable  (in  2015)  convertible
    preferred securities of subsidiary
    grantor trust whose sole assets are
    junior subordinated debentures of
    Viatel...........................         --        --        --         --    180,000
Stockholders' equity (deficiency)...      38,483    (8,564) (137,292)   537,391 (1,056,722)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS, INCLUDING, BUT NOT LIMITED TO, THE LIKELIHOOD OF US FILING FOR BANKRUPTCY PROTECTION, THE GOING CONCERN OPINION ISSUED BY OUR AUDITORS, THE LIKELY DELISTING OF OUR COMMON STOCK FROM TRADING ON THE NASDAQ NATIONAL MARKET, OUR SUBSTANTIAL LEVERAGE, THE CONTINUED DEVELOPMENT OF OUR BUSINESS, ACTIONS OF REGULATORY AUTHORITIES AND COMPETITORS, PRICE DECLINES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS SEE "--RISK FACTORS."

            THE REPORT OF OUR INDEPENDENT ACCOUNTANTS, KPMG LLP, ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000, INCLUDES AN EXPLANATORY PARAGRAPH THAT STATES THAT WE HAVE SUFFERED RECURRING NET LOSSES AND NET OPERATING CASH DEFICIENCIES, HAVE A SIGNIFICANT WORKING CAPITAL DEFICIENCY AND A SIGNIFICANT SHAREHOLDERS' DEFICIENCY AND DO NOT PRESENTLY HAVE SUFFICIENT FUNDS ON HAND TO MEET OUR CURRENT DEBT OBLIGATIONS. THESE FACTORS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS IN REGARD TO THESE MATTERS ARE DESCRIBED IN "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- NOTE (1) ORGANIZATION AND GOING CONCERN." THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

            INVESTORS IN THE COMPANY SHOULD REVIEW CAREFULLY THE REPORT OF KPMG LLP. THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.


OVERVIEW

            We are the builder-owner-operator of state-of-the-art pan-European, trans-Atlantic and metropolitan fiber-optic networks and a provider of advanced telecommunications products and services, including bandwidth, to corporations, carriers, Internet service providers, applications service providers and storage network providers in Europe and North America. Our network is Europe's most advanced, fresh dig, multi-conduit, continuously upgradeable fiber optic network, with international gateways in New York City and London. We have full public telecommunications operator licenses in nine Western European countries, Canada and the United States and interconnection agreements with the incumbent telecommunications provider in each of these countries. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (1) Organization and Going Concern" for a discussion of our announced plans to close operations in certain of these jurisdictions.

            Our principal asset is our fiber optic network, which covers over 10,400 route kilometers and links 59 major business centers in Western Europe. We also own significant trans-Atlantic capacity, including our fiber pair on the Yellow submarine cable. Since our inception in 1991, we have invested heavily in developing our ability to provide international communications services within and between Western Europe and North America and to expand our market presence. During the past nine years, we have systematically expanded through internal growth by creating both direct and indirect sales organizations and through acquisitions. Furthermore, we have created an extensive commercial telecommunications network in Western Europe, which we believe is necessary to economically render the data and voice services that we offer and intend to offer.

            In 2000, we also continued to expand our network capabilities and services and our ability to generate revenues through our strategic acquisition of AT&T Corporation's subsidiary AT&T Communications (UK), Limited ("Comms UK") a provider of voice and data communications services to enterprise level corporate customers. This acquisition helped accelerate our entry into the provision of data services, such as frame relay, asynchronous transfer mode and Internet protocol services.

            As a result of the integration of the Destia Communications, Inc. ("Destia") and Comms UK acquisitions (the "Acquisitions"), commencing with the third quarter of 2000, our management began monitoring and measuring our
operations   under  two   business   segments:   Wholesale/Consumer   Voice  and

Broadband/Enterprise. These business segments are organized to market, sell, service and support different classes of customers. Prior period presentations have been reclassified to conform to the current presentation.

            See "--Liquidity and Capital Resources," for a discussion of events that have occurred since December 31, 2001 that impact our liquidity position.


REVENUE

            During the past three years, our revenues have been derived primarily from the provision of telecommunications services in Europe and more recently in North America. Communications services revenue is comprised of Basic and Advanced Services. These services are marketed and sold through our Wholesale/Consumer Voice segment and our Broadband/Enterprise segment. These respective segments are organized to service and support different classes of customers. Our Basic Services revenue includes revenue from switched and dedicated long distance, 800/FreePhone services, conference calling, and enhanced fax services as well as prepaid, postpaid, and debit calling cards. Basic Services revenue is primarily generated from billed minutes of use. Advanced Services is comprised of domestic and international private line services, Internet access, frame relay, asynchronous transfer mode, and Internet protocol services and managed bandwidth. Advanced Services have been offered as a response to the growing demand for such services from our customers and are anticipated to continue to grow as a percentage of revenue. Communications services revenue per billable minute excludes fixed monthly fees associated with our other products and service offerings. As a result of the Realignment Initiatives, we expect significantly lower, but higher margin, revenues from our businesses.

            Our revenues have also included revenues from capacity sales. Capacity sales mainly represent indefeasible rights of use for sales of portions of our network that qualify for sales-type lease accounting. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease and is
included in communications   services  revenue.

            In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"). FIN 43 requires that a lease of property improvements  or  integral  equipment  include  a  provision  allowing  title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease. We recognize revenue in accordance with FIN 43 and the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". However, accounting practices and guidance for sales of indefeasible rights-of-use are evolving. Standard setting bodies are currently reviewing a number of issues related to FIN 43 and other related issues will probably be referred to these bodies. Changes in the accounting treatment as a result of the foregoing could affect the way that we recognize revenues and costs associated with these capacity sales in the future.

            Each revenue source has a different impact on our results of operations. Revenue from capacity sales has varied substantially from quarter-to-quarter, thus resulting in fluctuations in our operating results. Capacity sales have substantially increased our gross profit (i.e., total revenue less cost of services and sales) because our cost of communication services as a percentage of communication services revenue is currently higher than the cost of capacity sales as a percentage of capacity sales. Based on our expectation that future capacity sales will no longer qualify for sales-type lease accounting treatment, gross profit will be lower going forward, as we expect to recognize capacity sales over the life of the contract, rather than as one-time sales.

            During 2000, our communications services revenue was based primarily on billed minutes of use and, to a lesser extent, on the additional services and products provided through our network. We derived our communications services revenue principally from long distance telecommunications services.

            The table set forth below presents our total revenue by segment:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                        1998    1999    2000
                                                      ------------------------

Wholesale/Consumer Voice............................     63.2%  62.9%   63.8%
Broadband/Enterprise................................     36.8%  37.1%   36.2%
                                                      ------------------------
Consolidated........................................    100.0% 100.0%  100.0%
                                                      ========================

            The table set forth below presents our total revenue from different regions:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                        1998    1999    2000
                                                      ------------------------
Western Europe......................................     46.6%  66.8%   61.2%
North America.......................................     41.6%  30.3%   37.8%
Other...............................................     11.8%   2.9%    1.0%
                                                      ------------------------
Consolidated........................................    100.0% 100.0%  100.0%
                                                      ========================

            We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets, in part as a result of increasing worldwide competition within the telecommunications industry. We believe, however, that the impact on our results of operations from price decreases will be at least partially offset by (1) continuing decreases in our cost of providing telecommunications services, particularly those decreases resulting from our continued efforts to convert from leased to owned infrastructure and reduced interconnection costs through the use of our network as it is expanded,
(2) the introduction of new products and services and (3) our ability to reduce access and termination costs (i.e., "last mile" connections) or through entering into additional interconnection agreements to obtain more cost-effective access and termination from incumbent telecommunications operators. We cannot assure you, however, that the results referred to in the foregoing forward-looking statements, including a decline in our cost of communications services, can be achieved.

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

            Network costs represent the costs of transporting calls over our network from its point of entry to its point of exit. Network costs generally consist of leased line rental costs and facility/network management costs. These costs are expected to decrease substantially as each additional portion of our constructed network is placed into service and we secure infrastructure ownership on other routes, which will enhance gross margins. However, there will be an associated increase in depreciation and amortization expense (which is not included in network costs). See " --Depreciation and Amortization." In order to succeed, we will need our per minute network costs to decline substantially compared to our per minute revenue.

            Termination costs currently represent the costs that we are required to pay to other carriers from the point of exit from our network to the point of destination. Termination costs are generally variable with traffic volume and traffic mix. If a call is terminated in a city in which we have a switch or point of presence, the call is usually transferred to the public switched telephone network for local termination. If the call is to a location in which we do not have a switch or point of presence, then the call must be transferred to another carrier with which we are interconnected.

            Capacity sales have substantially increased our gross profit (i.e., total revenue less cost of services and sales) because our cost of communication services as a percentage of communications services revenue is currently higher than the cost of capacity sales as a percentage of capacity sales. We capitalize all of the costs associated with designing, building, funding and placing each portion of our constructed network into service.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Our selling, general and administrative expenses include advertising and promotional costs; commissions paid to sales representatives; bad debt expense; repair and maintenance costs; and overhead costs associated with our headquarters, back-office, network topology and operations centers and sales offices. The total amount of our selling, general and administrative expenses have continued to increase since our inception as we have developed and expanded our business. We will continue to incur additional operating and maintenance expenses as additional portions of our network become operational.


DEPRECIATION AND AMORTIZATION

            Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of our fiber-optic network, as well as telecommunications-related equipment such as switches and points of presence, indefeasible rights-of-use, furniture and equipment, leasehold improvements, and amortization of intangible assets, including goodwill and costs associated with acquired customer base and employee base. We depreciate our network over periods ranging from five to twenty years and amortize our goodwill and acquired customer base and employee base over periods ranging from four to seven years. We expect depreciation and amortization expense related to our network to increase as we place each portion of our constructed network into service.

            As a result of our acquisitions of Destia and Comms UK, amortization expense increased significantly in 2000. The purchase price for Destia was $901.9 million and was allocated based on estimated fair values at the date of acquisition, pending final determination. The final allocation resulted in intangible assets and goodwill of $131.0 million and $855.6 million, respectively, which were being amortized on a straight-line basis over their estimated useful lives which were four to seven years and seven years, respectively. As part of our 2000 impairment charge, we wrote off at December 31, 2000, $797.0 million of the intangible assets and goodwill related to the acquisition of Destia. See "--Restructuring and Impairment". The net remaining value of the intangible assets related to the Destia acquisition was $36.0 million at December 31, 2000. As a result of this year-end write-off, we expect that amortization expense will decrease significantly going forward.

            The purchase price for Comms UK was $115.4 million, net of cash acquired of $23.6 million, and was allocated based on estimated fair values at the date of acquisition, pending final determination. The final allocation has resulted in goodwill of $23.8 million, which is being amortized on a straight-line basis over its useful life of seven years.

RESTRUCTURING AND IMPAIRMENT

            The telecommunications landscape in which we operate has become increasingly competitive. Continued price erosion as well as projected decreases in volume have led us to review the manner in which we do business and to reassess our ability to recover on certain assets.

            2001 RESTRUCTURING PLAN

            In January 2001, we announced that, going forward, we would focus principally on our corporate and Broadband/Enterprise business segments and would conclude our provision of consumer voice and wholesale telecommunications services in several countries ("Realignment Initiatives") that do not meet our long-term corporate objectives. The steps announced included the closing of consumer-oriented businesses in France, Germany, The Netherlands, Spain, Austria, Greece and Canada; the closure of our US prepaid business; the consolidation of operating units; the elimination of assets which are used in the countries to be exited or are redundant; and a 30% reduction in our worldwide workforce. While we have not finalized our estimate of the 2001 restructuring and impairment charge, we anticipate that we will incur approximately $80 million to $100 million of assets will be subject to accelerated depreciation in connection with such restructuring during their remaining period of service in 2001.

            ASSET IMPAIRMENT CHARGES RECOGNIZED IN THE FOURTH QUARTER OF 2000

            In the fourth quarter of 2000, we performed an assessment of the recoverability and measurement of impairment of our long-lived assets based first on the undiscounted future cash flows to be generated from associated businesses. The results of our analysis indicated that an impairment had occurred with regard to fixed assets and intangibles related to the acquired Destia and Flat Rate Communications, Inc. ("Flat Rate") businesses. As a result, we estimated the fair market value of the related assets through a discounted future cash flow valuation techniques. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values by approximately $868.7 million and that an impairment charge was necessary.

            We have reduced the carrying value of these intangible assets by approximately $807.5 million in 2000 consisting of a write-off of $733.9 million in goodwill associated with the acquisitions of Destia and Flat Rate and a write down of $73.6 million of intangible assets associated with Destia's acquired customer and employee bases. During 2000, we have also written down $61.2 million in carrying value of property and equipment supporting the Destia consumer and wholesale businesses and $26.5 million of undeployed assets relating to the provisioning of digital subscriber line services in Germany, a business that we have decided to no longer pursue. These undeployed assets consist primarily of leasehold improvements at facilities of Deutsche Telekom AG, the incumbent telecommunications carrier, for collocation of our digital subscriber line equipment. We believe these leasehold improvements have no alternative use and cannot be remarketed. In total, we have recorded impairment charges related to long-lived assets aggregating $895.2 million in 2000.

            COMMS UK RELATED RESTRUCTURING PLAN IMPLEMENTED IN THE SECOND QUARTER OF 2000

            During the second quarter of 2000, we recognized $2.4 million in restructuring charges relating to streamlining activities associated with our acquisition of Comms UK. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contracts. As of December 31, 2000, we had $1.6 million of remaining accruals relating to the Comms UK restructuring, which we expect to recognize by June 2001. During 2000, we reduced our Comms UK related restructuring accrual by $0.8 million, reflecting $0.6 million in payments and $0.2 million in adjustments. We anticipate that all restructuring charges associated with the Comms UK acquisition will be recognized by June 2001.

            DESTIA RELATED RESTRUCTURING PLAN IMPLEMENTED IN THE FOURTH QUARTER OF 1999

            During the fourth quarter of 1999, we recognized restructuring charges relating to the streamlining of our organizational structure and the strategic repositioning of certain operations, primarily as a result of our merger with Destia. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contracts as well as employee termination costs associated with workforce reductions. As of December 31, 2000, approximately 285 employees had been made redundant through these initiatives.

            As of December 31, 2000, we had $0.2 million of remaining accruals relating to the 1999 Destia restructuring. In 1999 we had accrued $3.9 million for such restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellation costs. During 2000, the reduction of this restructuring accrual by $3.7 million consisted of $1.2 million in payments related to employee terminations and $3.1 million in payments related to lease and other contract cancellation costs, offset by $0.6 million in adjustments. We recorded restructuring expenses relating to the Destia acquisition of $2.6 million during 2000, primarily related to additional employee termination costs. All restructuring charges associated with the Destia acquisition were fully recognized by December 31, 2000.

RESULTS OF OPERATIONS

            The following table summarizes the breakdown of our results of operations as a percentage of revenue. Our revenue, and therefore these percentages, has fluctuated substantially from period-to-period due to revenues from capacity sales, which have a substantially different impact on margins than revenues from communications services.

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                       1998     1999     2000
                                                   ----------------------------

Cost of services and sales.......................      90.3%    75.2%     73.7%
Selling, general and administrative expenses.....      33.2%    30.2%     47.3%
Depreciation and amortization....................      12.0%    22.8%     40.5%
Restructuring and impairment.....................        --      4.0%    120.1%
EBITDA loss (1)..................................     (23.5)%   (5.4)%   (20.9)%
Adjusted EBITDA (2)..............................     (21.7)%    3.7%    (11.3)%

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

2000 COMPARED TO 1999

            TOTAL REVENUE. Total revenue increased by 125.0% to $749.5 million in 2000 from $333.1 million for 1999. This growth was primarily attributable to a 160.0% increase in communications services revenue, which includes revenue from Basic and Advanced Services, to $646.5 million in 2000 from $248.6 million in 1999. Revenue from Basic Services represented $558.4 million, or 86.4% of communications services revenue in 2000, compared to $241.5 million or 97.1% of communications services revenue, in 1999. Revenue from Advanced Services grew to $88.1 million or 13.6% of communication services revenue, in 2000, compared to $7.1 million or 2.9% of communications services revenue, in 1999, and is expected to continue to become an increasingly larger component of revenue. Capacity sales increased to $103.0 million, or 13.7% of revenue, in 2000 from $84.5 million, or 25.4% of revenue, in 1999. Revenue growth in 2000 was generated primarily by growth from European operations, capacity sales, and the Acquisitions.

            Broadband/Enterprise segment revenue increased by 119.4% to $271.4 million in 2000 from $123.7 million in 1999. This growth was primarily attributable to an $18.5 million increase in capacity sales and our acquisition of Comms UK. Wholesale/Consumer Voice segment revenue increased by 128.3% to $478.1 million in 2000 from $209.4 million in 1999, primarily attributable to our acquisition of Destia.

            Communication services revenue from the sale of Basic Services to retail customers represented $394.5 million, or 52.6% of total revenue, in 2000 compared to $130.3 million, or 39.1% of total revenue, in 1999. For the year ended December 31, 2000 as compared to 1999, our Basic Services revenue derived from carrier services grew on an absolute basis to $163.9 million from $111.2 million, but decreased on a percentage basis to 21.9% of total revenue for the year ended December 31, 2000 from 33.4% of total revenue for 1999.

            Billable minutes  increased to 6.6 billion for 2000 from 1.6 billion for 1999. Although there was a substantial increase in billable minutes from 1999 to 2000, the effects of such growth were partially offset by a decline in revenue per billable minute, as it declined by 46.7% to $.08 in 2000 from $.15 in 1999, primarily because of (1) a higher percentage of lower-priced intra-European and national long distance traffic on our network and (2) reductions in prices in response to price reductions by incumbent telecommunications operators and other carriers in many of our markets.

            COST OF SERVICES AND SALES. Cost of services and sales increased to $552.1 million in 2000 from $250.6 million in 1999. As a percentage of revenue, however, cost of services and sales decreased to 73.7% in 2000 from 75.2% in 1999, due to our continued migration from leased infrastructure to our own network, higher capacity sales, network integration initiatives, and as a result of the Acquisitions. The beneficial effect associated with ongoing expansion of network infrastructure ownership and of bringing traffic on-net, however, is somewhat delayed because our leased line agreements require minimum notification to terminate our obligations.

            Cost of services and sales for 2000 and 1999 also include costs associated with capacity sales. The cost of capacity sales represents non-cash charges of the PRO RATA cost of the network assets and is determined based upon the ratio of total network capacity sold to total estimated network capacity, multiplied by the total capitalized costs of the related network.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $354.3 million in 2000 from $100.6 million in 1999 and, as a percentage of revenue, increased to 47.3% from 30.2%. The increase was attributable primarily to the Realignment Initiatives we understood in the fourth quarter of 2000, as well as the Acquisitions and an increased focus on the Broadband/Enterprise business segment, necessitating continued investments in our sales force, operations, branding, and advanced service product development. Much of the expenses related to the Acquisitions are attributable to overhead costs associated with our headquarters, back-office and operations as well as maintaining a physical presence in multiple jurisdictions.

            Selling, general and administrative expenses in the fourth quarter of 2000 included charges of approximately $60 million relating primarily to increased reserves for doubtful accounts and venture investments, as a direct consequence of our Realignment Initiatives.

            Bad debt expense, as a percentage of total selling, general and administrative expenses, was 22.2% in 2000 compared to 10.7% in 1999. Total bad debt expense increased in 2000 due to the Realignment Initiatives just discussed, and the current reality of the telecommunication sector. Since we provide products and services to other telecommunications carriers, many of which are experiencing financial and operating difficulties, management believes that a higher allowance for doubtful accounts was prudent. While management believes its estimate for doubtful accounts is adequate at December 31, 2000, we may be required to take additional provisions for doubtful accounts should the telecommunications environment further deterorate. See "--Risk Factors -- The current general economic downturn is adversely affecting our business and the industry as a whole."

            Salaries and commissions, as a percentage of total selling, general and administrative expenses, were 42.8% in 2000 compared to 44.7% in 1999. As a percentage of total selling, general and administrative expenses, advertising and promotion expenses were 5.6% in 2000 compared to 7.6% in 1999. Advertising and promotion expenses will continue to be a significant component of selling, general and administrative expenses for the foreseeable future.

            Property costs, as a percentage of total selling, general and administrative expenses, were 5.0% in 2000 compared to 6.8% in 1999. As a percentage of total selling, general and administrative expenses, repairs and maintenance costs were 4.7% compared to 4.9% in 1999.

            EBITDA AND ADJUSTED EBITDA. EBITDA loss increased to $156.9 million in 2000 from $18.0 million in 1999. As a percentage of total revenue, EBITDA loss increased to 20.9% in 2000 from 5.4% in 1999. Broadband/Enterprise segment EBITDA loss increased to $58.8 million in 2000, compared to EBITDA of $3.8 million in 1999. Wholesale/Consumer Voice segment EBITDA loss increased to $98.1 million in 2000, compared to $21.9 million in 1999.

            Adjusted EBITDA decreased to $(85.0) million in 2000 from $12.3 million in 1999. As a percentage of total revenue, Adjusted EBITDA decreased to (11.3)% for the year ended December 31, 2000 from 3.7% for the year ended December 31, 1999.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, which includes depreciation of our network, increased to $303.2 million in 2000 from $75.9 million in 1999. This increase was due primarily to the increase in gross property and equipment to $1.6 billion at December 31, 2000 from $960.3 million at December 31, 1999, and an increase in amortization of goodwill and other intangibles related to the Acquisitions.

            The purchase price for Destia was $901.9 million and was allocated based on estimated fair values at the date of acquisition. The purchase price allocation resulted in intangible assets and goodwill of $131.0 million and $855.6 million, respectively, which were being amortized on a straight-line basis over their estimated useful lives. The 2000 impairment charge taken by us significantly reduced the intangible assets and goodwill associated with the Destia acquisition. See "--Restructuring and Impairment."

            The final purchase price for Comms UK was $115.4 million, net of cash acquired of $23.6 million, and was allocated based on estimated fair values at the date of acquisition, pending final determination. The final allocation has resulted in goodwill of $23.8 million, which is being amortized on a straight-line basis over its estimated useful life of seven years.

            RESTRUCTURING AND IMPAIRMENT. Restructuring and impairment charges of $900.0 million were recognized in 2000, primarily in the fourth quarter. Of this amount, $895.2 million was associated with impairment charges for asset write-offs and write downs relating to certain goodwill, intangibles and property and equipment related to our acquisitions of Destia and Flat Rate. The remaining amount consisted of restructuring charges of $2.6 million associated with our 1999 Destia acquisition and $2.2 million associated with our acquisition of Comms UK. In total, as a percentage of 2000 revenue, restructuring and impairment charges were approximately 120.1%. In the fourth quarter of 1999, we recognized $4.1 million of restructuring charges and $9.1 million of asset impairment charges relating to our acquisition of Destia. Restructuring and impairment charges in 1999 represented approximately 4.0% of 1999 revenues. See "--Overview--Restructuring and Impairment."

            INTEREST. Interest expense increased to $212.6 million in 2000 from $137.4 million in 1999, primarily as a result of increases in our outstanding indebtedness, which includes notes and capital lease obligations, which increased to $2.1 billion at December 31, 2000 from $1.8 billion at December 31, 1999. During 2000, we capitalized $24.2 million of interest costs, compared to $10.1 million in 1999. Interest income increased to $32.0 million in 2000 from $26.7 million in 1999, primarily as a result of the interim investment of the net proceeds from our second quarter 2000 debt and convertible trust preferred offerings.

            DIVIDENDS. Dividends on convertible preferred securities increased to $33.0 million in 2000 as a result of the $23.0 million in accrued dividends relating to the March 9, 2000 offering of Series B cumulative convertible preferred stock and the $10.0 million in accrued distributions relating to the April 12, 2000 offering of trust convertible securities. Dividends of $1.3 million were recorded for the year ended December 31, 1999.

1999 COMPARED TO 1998

            TOTAL REVENUE. Total revenue increased by 146.4%, from $135.2 million in 1998 to $333.1 million in 1999. This growth was attributable to an 88.4% increase in communications services revenue from $131.9 million on 383.9 million billable minutes in 1998 to $248.6 million on 1.596 billion billable minutes in 1999. Capacity sales increased from $3.3 million, or 2.4% of revenue, in 1998 to $84.5 million, or 25.4% of revenue, in 1999. Revenue growth in 1999 was generated primarily by growth from European operations, capacity sales, and as a result of the Destia acquisition.

            Broadband/Enterprise segment revenue increased by 148.7% to $123.7 million in 1999 from $49.7 million in 1998. This growth was attributable to an $81.3 million increase in capacity sales. Wholesale/Consumer Voice segment revenue increased by 145.1% to $209.4 million in 1999 from $85.4 million in 1998. This growth was attributable to our growth in wholesale revenue and from our German operations, and as a result of the Destia acquisition.

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

            RESTRUCTURING AND IMPAIRMENT. Restructuring and impairment charges of $13.2 million were recognized in 1999 in connection with the acquisition of Destia, consisting of anticipated costs to terminate leases and other contract cancellation costs, severance costs and charges for asset write-offs and write downs of underutilized assets. Restructuring and impairment charges were approximately 4.0% as a percentage of revenues. There were no restructuring and impairment charges in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

            Since our inception, we have focused on building our network and developing our businesses. During this period, significant expenditures have been made to build the infrastructure that we believed was necessary to support our anticipated growth in customers and volume. As a result, we have historically generated significant negative cash flows from operations and have financed these negative cash flows as well as its capital expenditures primarily with funds raised through public and private debt and equity offerings.

            We have incurred losses from operating activities in each year of operations since our inception and expect to continue to incur operating and net losses for the next several years. Since inception, we have used cash provided by financing activities to fund operating losses, interest expense and capital expenditures. The sources of this cash have primarily been through private and public equity and debt financings and, to a lesser extent, vendor financing. As of December 31, 2000, we had aggregate cash resources of $397.0 million, comprised of $335.1 million in cash, cash equivalents and cash securing letters of credit for network construction and $61.9 million in restricted cash equivalents and other restricted marketable securities, which primarily secure interest payments on some of our notes through April 2001. In 2000, we had an operating loss of $1.4 billion and a net loss of $1.5 billion.

            The following 2000 private and public equity and debt financings and equipment facilities provided liquidity during 2000.

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

            On April 12, 2000, Viatel Financing Trust I, a 100%-owned Delaware statutory trust and consolidated subsidiary of ours, sold 3,600,000 shares of 7.75% trust convertible preferred securities. The proceeds from this offering were invested by the trust in $180.0 million aggregate principal amount of the Company's 7.75% convertible junior subordinated debentures. In addition, on April 20, 2000, we completed a high yield offering of (EURO)300.0 million principal amount of 12.75% senior Euro notes due 2008. The net proceeds from these two offerings were $442.6 million. On April 11, 2001, we announced that our board of directors had decided not to pay the April 15, 2001 interest payment on our 12.75% senior notes due 2008 and on our 7.75% convertible junior subordinated debentures, which are held by Viatel Financing Trust I, and as a result the trust was unable to pay the April 15, 2001 dividend payment on its 7.75% trust certificates. Both we and the trust have until May 15, 2001 to make such payments. Non-payment of interest on these notes and dividend payment on the trust preferred by May 15, 2001 would be "events of default" under the terms of our various debt indentures, the terms of the trust preferred and the terms of our vendor financing facilities. Accordingly, as a result of our decision not to pay the April 15, 2001 interest payment and the trust's inability to pay the April 15, 2001 dividend payment, we have classified all of our long-term debt as current.

            Destia has a credit facility with NTFC Capital Corporation, under which Destia has borrowed approximately $24.1 million as of December 31, 2000. This facility requires Destia to obtain NTFC's consent or prepay the borrowed amounts outstanding in the event of a change in control. As a result of our acquisition of Destia in December 1999, NTFC had the right to request Destia to repay all outstanding obligations under the NTFC facility within 90 days following our acquisition. NTFC had extended the date by which it would exercise this right periodically throughout 2000 and provided a final extension which expired on January 31, 2001. On February 14, 2001, NTFC advised us that it had concluded its review of our acquisition of Destia and determined that it did not consent. From February 14, 2001 through March 31, 2001, we were engaged in discussions with NTFC regarding a proposed forbearance arrangement. These discussions ceased during the first week in April without an agreement being reached. To date, we have not exercised our right to prepay any amounts outstanding under the facility as requested by NTFC. A default under the NTFC Facility could result in a cross-default under the terms of our senior debt and our vendor facilities that would entitle such holders to accelerate the maturity of such debt.

            On October 20, 2000, Viatel U.K. Limited obtained a (EURO)170.6 million lease facility with Nortel Networks PLC. The total amount outstanding relating to this lease facility was approximately (EURO)10.4 million at December 31, 2000. On October 27, 2000, Viatel U.K. Limited secured a $50 million lease facility from Cisco Systems Capital. There was no amount outstanding under this lease facility at December 31, 2000. It is unlikely that we will be permitted to finance any additional equipment under these facilities if one or more "events of default" occur. If an "event of default" occurs, Nortel and Cisco could accelerate payment on all amounts currently financed under the respective lease facilities.

            Since our completion of the various financing transactions described above, the telecommunications markets in which we operate have become increasingly competitive. These market changes, which included deterioration of the broadband market, the economy's impact on our customers' viability, and significant reductions in prices that telecommunications companies have been able to charge their customers as well as reductions in anticipated volume, led us to announce, in January 2001, a restructuring of our operations that will significantly curtail our consumer voice, prepaid and wholesale telecommunications businesses. The announced steps, which are designed to help our liquidity position, included the closing of consumer-oriented businesses in France, Germany, The Netherlands, Spain, Austria, Greece and Canada; the closure of our US prepaid business; the consolidation of operating units; the elimination of assets which are used in the countries to be exited or are redundant; and a 30% reduction in our worldwide workforce. Despite these actions, however, our current cash position, likely inability to draw further under the NTFC facility, inability to further finance equipment under the foregoing equipment facilities and an inability to access the capital markets, will require us to restructure our capital structure and could require us to resort to extraordinary measures, including making sales of assets under distressed conditions or, as described below, a bankruptcy filing.

            In anticipation of the fact that our liquidity position might require us to restructure our balance sheet, in February 2001, we retained Dresdner Kleinwort Wasserstein and Credit Suisse First Boston, as our financial advisors, and Skadden, Arps, Slate, Meagher & Flom LLP, as our special counsel, to assist in evaluating our business plan and developing initiatives, including restructuring our debt, identifying funding opportunities, strategic partnerships, and other strategic alternatives. Credit Suisse First Boston had originally been retained by us during the middle of 2000 to assist solely with regard to strategic alternatives. At our expense, on April 3, 2001, the holders of our bonds retained Wachtell, Lipton, Rosen & Katz. We are currently finalizing a new business plan that will offer a basis for a restructuring proposal that we will provide to our creditors. In addition, the effect on our financial position of future developments and access to further financial information concerning our customers, suppliers, financiers, and others and their ability to continue to transact with us cannot presently be determined.

            We may be unable to effectuate a restructuring proposal because we may not be able to reach agreement with our various classes of creditors. If we are unable to accomplish an out-of-court restructuring, we may file for bankruptcy protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us that would force us to make a defensive voluntary filing of our own. Each of these factors raise substantial doubt about our ability to continue as a going concern.


CAPITAL ADDITIONS; COMMITMENTS

            The development of our business has required substantial capital. Capital additions consist of capital expenditures, the net increase in accrued property and equipment purchases, assets acquired under capital lease obligations and capitalized interest during the period. During 1999, capital additions totaled $546.2 million and consisted of capital expenditures of approximately $527.3 million, a net decrease of $9.5 million in accrued property and equipment purchases, $18.3 million of assets acquired under capital lease obligations and capitalized interest of $10.1 million. For 2000, we had capital additions of approximately $673.8 million, which consisted of capital expenditures of $574.7 million, a net increase of $37.0 million in accrued property and equipment purchases, $37.9 million of assets acquired under capital lease obligations and capitalized interest of approximately $24.2 million. We have also entered into certain agreements associated with our network build out and upgrades aggregating approximately $140 million at December 31, 2000. We expect to continue to have substantial capital expenditures in the future but at a level significantly lower than those incurred by us in the past.


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

            A significant portion of our assets is foreign-denominated and, as such, is subject to fluctuations in value due to movements in foreign exchange rates. With the continued expansion of our network, a substantial portion of the costs associated with the network, such as local access and termination charges and a portion of the leased line costs, as well as a majority of local selling expenses and debt service related to the Euro denominated notes, are charged to us in the same currencies as revenue is billed. These developments create a natural hedge against a portion of our foreign exchange exposure. Our financial position as of December 31, 2000 and our results of operations for the fiscal year 2000 were not significantly affected by fluctuations in the U.S. Dollar in relation to foreign currencies.

EURO

            On January 1, 1999, eleven of the fifteen member countries of the European Union established irrevocable fixed conversion rates between their existing sovereign currencies and a single currency called the "euro." The sovereign currencies are scheduled to remain legal tender as denominations of the euro during a transition period from January 1, 1999 to January 1, 2002.

            We have completed an internal analysis regarding business and systems issues related to the euro conversion and, as a result, made necessary modifications to our business processes and software applications. Throughout most of 1999 and all of 2000, we have been able to conduct business in both the euro and sovereign currencies on a parallel basis, as required by the European Union.

            We believe that the euro conversion has not and will not have a significant impact on our business in Europe. The costs to convert all systems to be euro compliant did not have a significant impact on our results of operations.


INFLATION

            We do not believe that inflation has had a significant effect on our operations to date.


RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. As of January 1, 2001, we have adopted SFAS 133 and have not identified any derivative instruments subject to the provisions of SFAS 133. Therefore, SFAS 133 will not have any impact on our 2001 financial statements upon adoption.


RISK FACTORS

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION

            Our consolidated financial statements as of December 31, 2000 have been prepared on the assumption that we will continue as a going concern. Our independent accountants have issued a report dated April 11, 2001 stating that our recurring net losses and net operating cash deficiencies, significant working capital deficiency and significant stockholders' deficiency, and insufficient funds on hand to meet our current debt obligations raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG LLP. There can be no assurance that we will be able to continue as a going concern.

            The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

WE HAVE DETERMINED THAT WE WILL PERMANENTLY SUSPEND INTEREST/ DIVIDEND PAYMENTS THAT WILL RESULT IN PAYMENT DEFAULTS; NTFC REPAYMENT REQUEST

            See "--Overview" and "-- Liquidity and Capital Resources" for a discussion of certain recent actions taken by us that will, after applicable grace periods, constitute an "Event of Default" under our outstanding debt securities and credit facilities.

            Destia's credit facility with NTFC Capital Corporation, under which Destia has borrowed approximately $24.1 million as of December 31, 2000, required Destia to obtain NTFC's consent to a prior change of control transaction or prepay the borrowed amounts outstanding. As a result of our acquisition of Destia in December 1999, NTFC had the right to request Destia to repay all outstanding obligations under the NTFC facility within 90 days following our acquisition. NTFC had extended the date by which it would exercise this right periodically throughout 2000 and provided a final extension which expired on January 31, 2001. On February 14, 2001, NTFC advised us that it had concluded its review of our acquisition of Destia and determined that it did not consent. From February 14, 2001 through March 31, 2001, we were engaged in discussions with NTFC regarding a proposed forbearance arrangement. These discussions ceased during the first week in April without an agreement being reached. To date, we have not exercised our right to prepay any amounts outstanding under the facility as requested by NTFC. A default under the NTFC Facility could result in a cross-default under the terms of our senior debt and our vendor facilities that would entitle such holders to accelerate the maturity of such debt.

WE ONLY HAVE CASH TO FUND OUR OPERATIONS THROUGH THE BEGINNING OF THE FOURTH QUARTER OF 2001 AND PERHAPS EARLIER

As of March 31, 2001, we had approximately $175 million to $200 million of cash, cash equivalents, marketable securities and cash securing letters of credit for network construction. We believe that we have sufficient liquidity to fund our operations, exclusive of suspended debt service and dividend payments through the beginning of the fourth quarter of 2001. Our ability to fund our operations through such date, however, are subject to a number of contingencies. We will not be generating sufficient revenues after that date to continue operations. We expect that our revised business plan and restructuring proposal will require, in addition to a complete debt-to-equity conversion, additional funding to cover operating expenses until we begin to generate positive cash flows. We can provide no assurance that we will be successful in obtaining the required consent of our creditors to a restructuring plan or that we will be successful in raising the additional cash required to fund operations until we generate sufficient cash flows to fund our operations.

WE MAY FILE FOR BANKRUPTCY PROTECTION; HOLDERS OF OUR COMMON STOCK AND PREFERRED STOCK MAY BE SEVERELY DILUTED OR ELIMINATED ENTIRELY IN CONNECTION WITH A BANKRUPTCY FILING OR RESTRUCTURING TRANSACTION

            We are currently developing a business plan that will offer a basis for a restructuring proposal that we intend to provide to our creditors. We may be unable to effectuate a restructuring proposal because we may be unable to reach agreement with our various classes of creditors. If we are unable to accomplish an out-of-court restructuring, we may file for bankruptcy protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries in the United States and/or in Europe, which would force us to make defensive voluntary filing(s) of our own. Should we be forced to take action with respect to one or more of our foreign subsidiaries, such filings raise substantial additional risk to us and the success of our proposed restructuring transaction due to both the uncertainty created by foreign bankruptcy laws and the additional complexity that would be caused by such additional filings. We can provide no assurance that we would be able to successfully restructure our foreign subsidiaries should such filings be required. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that our common stock and preferred stock will be severely diluted if not eliminated entirely.

THE CURRENT GENERAL ECONOMIC DOWNTURN IS ADVERSELY AFFECTING OUR BUSINESS AND THE INDUSTRY AS A WHOLE

            Since March 2000, the U.S. economy has suffered a sharp decline. The telecommunications industry has been particularly hard hit by this downturn. We, like the vast majority of other telecommunications companies, have seen our stock price fall dramatically (from a high of $75.38 per share to its April 16, 2001 closing sale price of $0.35 per share) and, more importantly, our ability to raise additional funding in either the private or public markets eliminated. As dramatically demonstrated by our lack of meaningful capacity sales in the fourth quarter of 2000, many of our customers have substantially curtailed, if not eliminated, significant additional expenditures for telecommunications services, such as capacity. Many of our customers, which are early stage and emerging businesses, have experienced a sharp decline in their own businesses. And, many of our other customers have either gone out of business or are seeking protection under the federal bankruptcy laws, calling into serious question our ability to collect amounts that are owed to us by these customers. Many, if not most, of our competitors are also experiencing significant financial difficulties with a number of such competitors either having filed for bankruptcy court protection or announcing their intention to do so in the near term. Because we constructed our German Network with Carrier 1 and Metromedia Fiber Network, the possibility exists that one or both of these partners could become bankrupt or default in connection with required obligations thereby forcing us to fulfill such obligations or causing us to lose essential services which may only be replaced at significant cost. Certain of the foregoing developments have already had an adverse impact on our business, causing us to reduce our projected 2001 revenues from approximately $750 million for 2000 to between $500 to $550 million for 2001. A continuation of the current economic environment will likely further adversely affect our business. Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet the expectations of our securities analysts and investors.

WE MAY BE SUBJECT TO A DELISTING ACTION BY NASDAQ

              On March 6, 2001, NASDAQ advised us that if by June 4, 2001 the closing bid price of our common stock fails to be at least $5.00 for at least 10 consecutive trading days, NASDAQ will commence a delisting action against us. A delisting action by NASDAQ would have a material adverse effect on the liquidity of our common stock and may have a material adverse effect on its trading value. We can provide no assurance that if our common stock is delisted, there will be any future trading market for our common stock.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO BE SUBJECT TO SUBSTANTIAL FLUCTUATIONS IN THE FUTURE DUE TO NUMEROUS FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL

            Our future quarterly operating results are likely to be subject to substantial fluctuations as a result of a variety of factors, including:

        o   our  ability  to   restructure   our  debt  and  obtain   meaningful
            concessions from our equipment vendors;

        o   general economic conditions;

        o   the conditions of the telecommunications industry in general;

        o   the collectability of accounts receivables from customers;

        o   further price depression in the industry;

        o   our ability to introduce new products and services;

        o   timing of capacity sales or long term contracts;

        o changes in the mix of services sold or channels through which those services are sold;

        o changes in user demand, customer terminations of service, capital expenditures and other costs relating to our network;

        o   the  timing  and  costs  of  any   acquisitions   of   services   or
            technologies;

        o   our ability to implement 2000 realignment initiatives;

        o   changes in vendor trade terms (payment terms);

        o   our ability to further cut overhead costs; and

        o   the effects of government regulation and regulatory changes.

            Variability in our operating results could have a material adverse effect on our business, financial condition and results of operations.

WE MAY EXPERIENCE DIFFICULTIES WITH DEUTSCHE TELEKOM DUE TO OUR EXISTING DSL LIABILITY

            We currently owe Deutsche Telekom approximately $26.5 million for digital subscriber line collocation facilities that were ordered several years ago in anticipation of a rollout of such services in Germany. Due to a change in our business model last year resulting, in part, due to the high cost associated with a Germany DSL rollout and the lack of viable joint ventures partners, we decided to cancel our DSL initiative. However, at this time, Deutsche Telekom has not agreed to terminate our collocation contract or take back facilities already accepted. If we are unable to find a buyer for our DSL sites, convince Deutsche Telekom to either permit us to assign these sites to third parties or return them for a nominal cancellation fee, or terminate the contract with minimal exposure, we would be required to pay Deutsche Telekom for such sites. Our failure to pay Deutsche Telekom, the dominant telecommunications operator in Germany, all that they claim we owe them could subject our business in Germany to significant risk should they decide to use their substantial leverage against us. Any such action by Deutsche Telekom could have a material adverse effect on our business, operations and financial condition.


WE MAY NOT BE ABLE TO DEPLOY OUR LOCAL FIBER OPTIC NETWORKS

            Due to our current financial situation and a significant risk that Metromedia Fiber Network, the party responsible for constructing approximately 15,000 route kilometers of our local fiber, may be curtailing/abandoning its builds in Western Europe due to its own financial difficulties, we may not be able to deploy our proposed 22,000 fiber kilometers of metropolitan fiber in London, Amsterdam, Paris, Berlin, Frankfurt, Dusseldorf and the New York City metropolitan area in the near-term, and perhaps at all.

DUE TO RESTRICTIONS IN OUR INDENTURES, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS AS WE DESIRE

            The indentures under which our debt was issued contain a number of conditions and limitations on the way in which we can operate our business. These limitations may force us to pursue less than optimal business strategies or forego business arrangements which could have been financially advantageous to our stockholders and us. The indentures restrict, and in some cases significantly limit or prohibit, among other things, our ability and the ability of our respective subsidiaries to:

        o   incur additional indebtedness,

        o   create liens,

        o   engage in sale-leaseback transactions,

        o pay dividends or make distributions with respect to our capital stock,

        o   make certain investments,

        o   sell assets,

        o   redeem capital stock,

        o   issue or sell stock of restricted subsidiaries, or

        o enter into transactions with stockholders or affiliates or effect a consolidation or merger.


FAILURE TO SELL CAPACITY ON OUR NETWORK AND ENTER INTO LONG TERM CONTRACTS OR FURTHER PRICE REDUCTIONS FOR CROSS-BORDER CAPACITY IN EUROPE COULD FURTHER HARM OUR BUSINESS

            Our future success and our ability to achieve our business objectives in a post-restructured balance sheet scenario will continue to depend, in part, upon the sale of capacity on our network and our ability to enter into long term contracts. As evidenced by our lack of meaningful capacity sales in the fourth quarter of 2000 and the lack of similar sales by our competitors, the market for capacity has experienced a significant slow down and further significant price declines. Although we were successful in meeting capacity sales objectives in the past, due the current economic environment we cannot provide any assurance that we will be able to meet our significantly reduced projections for 2001 and beyond. In addition, due to the deterioration of our current financial position, our customers may also be reluctant to buy capacity from us. Furthermore, even if our reduced capacity sales projections are realized, further price declines for cross-border capacity may further limit operating profitability or our ability to generate sufficient cash flow to meet our working capital needs. If we are unable to sell capacity effectively on our network, it will harm our business, financial condition and results of operations.


OUR BUSINESS WILL SUFFER IF WE LOSE CERTAIN KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

            Our success depends, in particular, on the performance of our officers and key employees. We have employment agreements with only certain members of senior management team and a key-man life insurance policy only on the life of our CEO. Our success also depends on our ability to identify, attract, retain and motivate qualified management, marketing, technical and sales executives and other personnel who are in high demand and who often have multiple employment options. The loss of the services of key personnel, or the inability to attract, retain and motivate qualified personnel, could harm our business, financial condition and results of operations. We have implemented a retention bonus program in 2001 in an effort to retain our executives and other employees during this critical restructuring period. There can be no assurance that this program will be successful or that we will be able to attract qualified persons to replace departing personnel. See "Item. 11 Executive Compensation -- 2001 Retention Program."

OUR ABILITY TO USE OUR NET OPERATING LOSS  CARRYFORWARDS  MAY BE LIMITED

            As of December 31, 2000, we had federal income tax net operating loss carryforwards of $994.8 million, which begin to expire in 2007. This amount includes acquired net operating loss carryforwards of approximately $228.7 million from our acquisition of Destia. A tax asset related to this loss carryforward does not appear on our balance sheet because it is unclear if we will generate taxable income prior to the expiration of the net operating loss carryforwards. Our ability to use our net operating loss carryforwards to reduce future tax payments would be limited if a 50% ownership change were to occur over a three-year period. As a result of an ownership change in October 1996, certain of our net operating loss carryforwards from before such time are subject to this limitation. It is possible that our acquisition of Destia, when combined with prior or subsequent direct or indirect changes in the ownership of our common stock within the relevant three-year period, could trigger this limitation. Additionally, a reorganization in connection with a bankruptcy proceeding would likely result in a 50% ownership change. In such case, and provided certain requirements are satisfied, we could elect to apply an exception to this limitation. If we so elect, the net operating loss carryforward generally will not be further limited, but, if another 50% ownership change occurs within the two-year period following a bankruptcy proceeding, none of the net operating loss carryforward could be used to offset future income.


THE  TELECOMMUNICATIONS  INDUSTRY IS HIGHLY  COMPETITIVE WITH  PARTICIPANTS THAT
HAVE  GREATER  RESOURCES  THAN  WE DO,  AND  WE  MAY  NOT  BE  ABLE  TO  COMPETE
SUCCESSFULLY

            Our success depends upon our ability to compete with other communications providers in each of our markets. The markets in which we offer and intend to offer our services are extremely competitive and competition is expected to intensify. We cannot assure you that we will be able to compete successfully.

            In Europe, we compete with different companies depending on the products and services being offered. Our competitors include KPN Qwest, Level 3, Global Crossing, Carrier 1, UUNet and Ebone to name but a few.

            In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based primarily upon pricing, customer service, network quality, and the ability to provide value-added services. As such, the long distance industry is characterized by a high level of customer attrition or "churn," with customers frequently changing long distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, WorldCom and Sprint, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than our current costs. Many of these competitors have greater financial, technological and marketing resources than we do.


SYSTEM DISRUPTIONS OR FAILURES COULD ADVERSELY AFFECT OUR BUSINESS

            Our success will depend, in part, on our ability to provide seamless technical operation of our network. This network is subject to several risks which are outside of our control, such as the risk of damage to software and hardware resulting from:

            o fire,

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


OUR DEPENDENCE UPON THIRD PARTIES FOR LEASED CAPACITY AND INTERCONNECTION ARRANGEMENTS MAY RESULT IN SUBOPTIMAL UTILIZATION OF OUR NETWORK

            We currently lease capacity for point-to-point circuits with fixed monthly payments and buy minutes of use under agreements with maximum twelve-month terms and are vulnerable to changes in our lease arrangements, capacity limitations and service cancellations. These lease arrangements present us with high fixed costs, while revenues generated by the utilization of these leases will vary based on traffic volume and pricing. Accordingly, if we are unable to generate sufficient traffic volume over particular routes or are unable to charge appropriate rates, we could fail to generate revenue sufficient to meet the fixed costs associated with the lease and may incur negative gross margins with respect to those routes. A deterioration of our relationship with one or more carriers could have a material adverse effect on our ability to effectively use our least cost routing systems, cost structure, service quality, network coverage, financial condition and results of operations.

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

WE ARE DEPENDENT UPON THIRD-PARTY SALES ORGANIZATIONS OVER WHICH WE CAN EXERCISE ONLY LIMITED CONTROL

            We sell a substantial portion of our services through indirect channels of distribution, which consist of independent sales agents, distributors and, to a lesser extent, resellers. We do not have control over such agents, distributors and resellers and, therefore, are not able to ensure that they will perform in a satisfactory manner or that their interests will be aligned with our interests. In addition, such entities also may terminate their business relationships with us at any time, with little or no prior notice, a risk that is becoming more acute as we move to restructure our debt and perhaps file for bankruptcy protection. Unsatisfactory performance by such entities, or the termination by them of their business relationship with us, would hinder our ability to grow and could harm our business.


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

            The interpretation and enforcement of such laws and regulations varies and could limit our ability to provide telecommunications services in certain markets. We cannot assure you that:

      o future regulatory, judicial and legislative changes will not harm us;

      o domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable laws and regulations; or

      o other regulatory activities will not harm our business, financial condition and results of operations.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            We are subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and interest and principal payments on the outstanding euro denominated senior notes and senior discount notes in foreign currencies. We do not consider the market risk exposure relating to foreign currency exchange to be material. A 1% change in exchange rates would increase or decrease our euro denominated debt by $5.9 million. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Result of Operations--Liquidity and Capital Resources--Foreign Currency."

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this report:


                                                                       FORM 10-K
                                                                          PAGE
                                                                       ---------


Independent Auditors' Report............................................   46
Consolidated  Balance  Sheets  as of  December  31,  1999 and 2000......   47
Consolidated Statements of Operations for the Years Ended
   December 31, 1998, 1999 and 2000.....................................   48
Consolidated Statements of Comprehensive Loss for the Years Ended
   December 31, 1998, 1999 and 2000.....................................   49
Consolidated Statements of Stockholders' Equity (Deficiency) for
the Years Ended December 31, 1998, 1999 and 2000........................   50
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1999 and 2000.....................................   53
Notes to Consolidated Financial Statements for the Years
   Ended December 31, 1998, 1999 and 2000...............................   54
II. Valuation and Qualifying Accounts...................................   83

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

            We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viatel, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring net losses and net operating cash deficiencies, has a significant working capital deficiency and a significant shareholders' deficiency and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ KPMG LLP

New York, New York
April 11, 2001

                          VIATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                   1999        2000
                                                                ----------------------
                            ASSETS
Current Assets:
   Cash and cash equivalents ...............................     $373,044     $305,293
   Restricted cash equivalent ..............................        9,632           82
   Restricted marketable securities ........................      125,581       61,854
   Trade accounts receivable, net of allowance for doubtful
       accounts of  $10,034 and $89,831, respectively ......      115,103      154,108
   VAT receivables, net ....................................       37,867       65,868
   Prepaid expenses and other current assets ...............       16,789       19,914
                                                               ------------------------

       Total current assets ................................      678,016      607,119

   Restricted marketable securities, non-current ...........       62,547           --
   Property and equipment, net .............................      884,328    1,385,917
   Cash securing letters of credit for network construction        50,165       29,728
   Intangible assets, net ..................................    1,011,659      120,692
   Other assets ............................................       17,382       11,931
                                                               ------------------------
       Total assets ........................................   $2,704,097   $2,155,387
                                                               ========================

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Accrued telecommunications costs ........................      $77,333     $100,232
   Accounts payable and other accrued expenses .............      156,218      300,494
   Accrued property and equipment purchases ................       87,810      124,858
   Accrued interest ........................................       37,545       47,475
   Liability under joint construction agreement ............        4,918           --
   Long-term debt reclassified as current liabilities ......           --    1,994,840
   Current installments of notes payable and notes payable
       reclassified as current liabilities..................       24,997       27,919
   Current installments of obligations under capital leases        10,337       15,815
                                                                -----------------------
       Total current liabilities ...........................      399,158    2,611,633
Long-term liabilities:
   Long-term debt, excluding current installments ..........    1,680,885           --
   Notes payable and obligations under capital leases
       excluding current installments.......................       86,663       91,860
                                                                -----------------------
       Total long-term liabilities .........................    1,767,548       91,860

Series B  mandatorily  redeemable  (in 2015)  cumulative
      convertible  preferred stock, $.01 par value:
      authorized 650,000 shares; issued and outstanding 0
      and 325,000 shares, respectively......................           --      328,616

Viatel-obligated mandatorily redeemable (in 2015) convertible preferred securities of subsidiary grantor trust whose
      sole assets are junior subordinated debentures of Viatel         --      180,000

Stockholders' equity (deficiency):
   Preferred Stock, $.01 par value: authorized 1,350,000               --           --
       shares, 0 shares issued and outstanding..............
   Common Stock, $.01 par value: authorized 300,000,000
       shares; issued and outstanding 47,093,361 and
       51,325,639 shares, respectively......................          471          513
   Additional paid-in capital...............................    1,066,964    1,119,931
   Unearned compensation....................................       (5,768)     (21,792)
   Accumulated other comprehensive loss.....................      (45,464)    (102,861)
   Accumulated deficit......................................     (478,812)  (2,052,513)
                                                                -----------------------
       Total stockholders' equity (deficiency)..............      537,391   (1,056,722)
                                                                -----------------------
       Total liabilities and stockholders'
         equity (deficiency)................................   $2,704,097   $2,155,387
                                                               ========================


          See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 1998           1999             2000
                                             --------------------------------------------
Revenue:
  Communication services revenue ........      $131,938       $248,600         $646,470
  Capacity sales ........................         3,250         84,501          102,983
                                             --------------------------------------------

    Total revenue .......................       135,188        333,101          749,453

Operating expenses:
  Cost of services and sales ............       122,109        250,574          552,110
  Selling, general and administrative ...        44,893        100,559          354,274
  Depreciation and amortization .........        16,268         75,911          303,168
  Restructuring and impairment ..........            --         13,206          899,999
                                            ---------------------------------------------

    Total operating expenses ............       183,270        440,250        2,109,551

Other income (expense):
  Interest and other income .............        28,259         26,722           31,981
  Interest expense ......................       (79,177)      (137,409)        (212,630)
                                            ---------------------------------------------

Loss before extraordinary loss ..........       (99,000)      (217,836)      (1,540,747)
  Extraordinary loss on debt prepayment .       (28,304)             --               --
                                            ---------------------------------------------

Net loss ................................      (127,304)      (217,836)      (1,540,747)
  Dividends on convertible preferred
    securities ..........................        (3,301)        (1,341)         (32,954)
                                            ---------------------------------------------
  Net loss attributable to common
    stockholders ........................     $(130,605)     $(219,177)     $(1,573,701)
                                            ============================================

Loss per common share, basic and diluted:
  Before extraordinary item .............        $(4.44)        $(7.43)         $(31.53)
  From extraordinary item ...............        $(1.23)        $    --         $     --
                                            ---------------------------------------------

  Net loss per common share attributable
    to common Stockholders ..............        $(5.67)        $(7.43)         $(31.53)
                                            --------------------------------------------

  Weighted average common shares
    outstanding, basic and diluted ......        23,054         29,518           49,905
                                            ============================================

                See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                       (in thousands)

                                               1998        1999        2000
                                            ------------------------------------


Net loss.................................    $(127,304)  $(217,836) $(1,540,747)
Foreign currency translation adjustments.         (890)    (39,218)     (57,397)
                                            ------------------------------------
Comprehensive loss.......................    $(128,194)  $(257,054) $(1,598,144)
                                            ====================================
















                See accompanying notes to consolidated financial statements.


                          VIATEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                         NUMBER OF                                               ACCUMULATED
                          COMMON                   ADDITIONAL                       OTHER
                           STOCK      COMMON        PAID-IN      UNEARNED        COMPREHENSIVE    ACCUMULATED
                          SHARES      STOCK         CAPITAL     COMPENSATION        LOSS           DEFICIT         TOTAL

                       -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1997.......       22,635,267    $226         $125,661        $(65)           $(5,356)       $(129,030)     $(8,564)
Stock options
  exercised                174,198       2              945          --                 --               --          947
Issuance costs of
  Series A
  Redeemable
  Convertible                   --      --           (1,620)         --                 --               --       (1,620)
  Preferred Stock
Issuance of common
  stock related to
  business
  purchase.......          375,000       4            3,371          --                 --               --        3,375
Earned compensation             --      --               --          65                 --               --           65
Foreign currency
  translation
  adjustment.....               --      --               --          --               (890)              --         (890)
Dividends on
  Series A
  Redeemable                    --      --               --          --                 --           (3,301)      (3,301)
  Convertible
  Preferred Stock
Net loss.........               --      --               --          --                 --         (127,304)    (127,304)
                     -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1998.......       23,184,465    $232         $128,357         $--            $(6,246)       $(259,635)   $(137,292)
Conversion of
  Series A
  Redeemable
  Convertible
  Preferred Stock        3,671,316      37           48,425          --                 --               --       48,462
Conversion of
  subordinated debt        943,916       9           12,320          --                 --               --       12,329
Stock options
  exercised......          436,344       4            2,850          --                 --               --        2,854
Issuance of common
  stock for
  acquisition....       14,299,969     143          560,559          --                 --               --      560,702
Options and
  warrants issued               --      --          111,573          --                 --               --      111,573
  for acquisition
Restricted shares
  issued.........          152,351       2            6,550      (6,552)                --               --           --
Earned compensation             --      --               --         784                 --               --          784
Issuance of common
  stock for services        90,000       1            4,499          --                 --               --        4,500
Common stock
  offering.......        4,315,000      43          191,831          --                 --               --      191,874
Foreign currency
  translation
  adjustment.....               --      --               --          --            (39,218)              --      (39,218)
Dividends on
  Series A
  Redeemable
  Convertible
  Preferred Stock               --      --               --          --                 --           (1,341)      (1,341)

Net loss.........               --      --               --          --                 --         (217,836)    (217,836)

                     -------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER
  31, 1999.......       47,093,361    $471       $1,066,964     $(5,768)          $(45,464)       $(478,812)    $537,391
Issuance costs of
  Series B
  mandatorily
  redeemable (in
  2015) cumulative
  convertible
  preferred stock               --      --          (18,909)         --                 --               --      (18,909)
Issuance costs of
  Viatel-obligated
  mandatorily
  redeemable
  (in 2015)
  convertible
  preferred
  securities
  of subsidiary
  grantor trust
  whose sole
  assets are
  junior
  subordinated
  debentures of
  Viatel.........               --      --           (8,550)         --                 --               --       (8,550)
Warrants issued..               --      --           19,311          --                 --               --       19,311
Warrants converted          27,178      --               --          --                 --               --           --
Stock options
  exercised......        2,740,400      27           29,509          --                 --               --       29,536
Restricted shares
  issued.........        1,510,700      15           33,107     (33,122)                --               --           --
Restricted shares
  forfeited......          (46,000)     --           (2,218)      1,776                 --               --         (442)



                         NUMBER OF                                               ACCUMULATED
                          COMMON                   ADDITIONAL                       OTHER
                           STOCK      COMMON        PAID-IN      UNEARNED        COMPREHENSIVE    ACCUMULATED
                          SHARES      STOCK         CAPITAL     COMPENSATION        LOSS           DEFICIT         TOTAL

                       -------------------------------------------------------------------------------------------------------
Earned compensation             --     $--             $717     $15,322                $--              $--      $16,039

Foreign currency
  translation
  adjustment.....               --      --               --          --            (57,397)              --      (57,397)
Dividends on Series
  B mandatorily
  redeemable (in
  2015) cumulative
  convertible
  preferred stock               --      --               --          --                 --          (22,928)     (22,928)
Dividends  on
  Viatel-obligated
  mandatorily
  redeemable
  (in 2015)
  convertible
  preferred
  securities of
  subsidiary
  grantor trust
  whose sole
  assets are
  junior
  subordinated
  debentures of
  Viatel.........               --      --               --          --                 --          (10,026)     (10,026)
Net loss.........               --      --               --          --                 --       (1,540,747)  (1,540,747)
                     -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 2000              51,325,639    $513       $1,119,931    $(21,792)         $(102,861)     $(2,052,513) $(1,056,722)
                     =======================================================================================================

                See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                    1998       1999       2000
                                                 ----------------------------------
Cash flows from operating activities:
   Net loss..................................    $(127,304) $(217,836) $(1,540,747)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization...........       16,268     75,911      303,168
     Accreted interest expense on long term
      debt...................................       35,417     38,047       52,955
     Provision for losses on accounts
      receivable.............................        4,225     11,511       81,176
     Restructuring and impairment............           --     13,206      899,999
     Extraordinary loss on debt prepayment...       28,304         --           --
     Earned stock compensation...............           65        784       15,322
   Changes in operating assets and
       liabilities, net of
       effect of acquisitions:
     Increase in accounts and notes receivable
      and accrued interest...................      (20,302)   (35,154)     (67,206)
     Increase in accrued interest expense on
      Senior Notes...........................       11,969     15,715       30,735
     (Increase)/Decrease in prepaid expenses
      and other receivables..................       (8,291)   (36,071)      15,798
     (Increase)/Decrease in other assets and
      intangible assets......................      (12,625)    (1,303)       1,831
     Increase/(Decrease) in accrued
       telecommunications costs, accounts
       payable, and other accrued expenses...       11,956        365      (64,729)
                                                 ----------------------------------
        Net cash used in operating activities      (60,318)  (134,825)    (271,698)
                                                 ----------------------------------
Cash flows from investing activities:
     Capital expenditures....................      (94,674)  (527,327)    (574,712)
     Cash paid for acquisitions, net of cash
      acquired...............................       (5,000)    39,998     (115,408)
     Purchase of marketable securities.......     (310,625)  (217,519)          --
     Proceeds from maturity of marketable
      securities.............................       60,307    349,042      105,574
     (Increase)/Decrease in cash securing
      letters of credit for network
      construction...........................           --    (50,165)      19,214
                                                 ----------------------------------
        Net cash used in investing activities     (349,992)  (405,971)    (565,332)
                                                 ----------------------------------
Cash flows from financing activities:
     Proceeds from issuance of senior notes,
       senior discount notes and convertible
       debentures............................      845,752    425,635      281,241
     Proceeds from issuance of convertible
       preferred securities..................       42,198         --      477,541
     Repayment of senior discount notes......     (119,282)        --           --
     Deferred financing and registration
       costs.................................      (31,547)   (22,166)     (14,850)
     Proceeds from exercise of stock options.          947      2,854       29,535
     Proceeds from common stock offering.....           --    191,874           --
     Payments under capital leases and notes
      payable................................       (9,033)    (8,806)     (10,702)
                                                 ----------------------------------
        Net cash provided by financing
        activities...........................      729,035    589,391      762,765
                                                 ---------------------------------
Effects of exchange rate changes on cash.....           --     (5,740)      (3,036)
                                                 ---------------------------------
Net increase (decrease) in cash and cash
  equivalents................................      318,725     42,855      (77,301)
Cash and cash equivalents at beginning of year      21,096    339,821      382,676
                                                 ---------------------------------
Cash and cash equivalents at end of year.....     $339,821   $382,676     $305,375
                                                 =================================

                See accompanying notes to consolidated financial statements.

                          VIATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1999 AND 2000


(1) ORGANIZATION AND GOING CONCERN

BUSINESS, OPERATIONS, FUTURE ACTIVITIES AND CURRENT BUSINESS ENVIRONMENT


            Viatel, Inc. and its subsidiaries (collectively, the "Company") is the builder-owner-operator of pan-European, trans-Atlantic and metropolitan fiber-optic networks and a provider of advanced telecommunications products and services, including bandwidth, to corporations, carriers, Internet service providers, applications service providers and storage network providers in Europe and North America.

            During  2000,  the  telecommunications  markets in which the Company operates became increasingly competitive. These market changes, which included significant reductions in prices that telecommunications companies have been able to charge its customers as well as reductions in anticipated volume, have caused the Company to evaluate its long-lived assets as well as its intangible assets associated with recent acquisitions. Such evaluation has resulted in an asset impairment charge of $895.2 million and an announced 2001 restructuring of operations (See "Note (14) Restructuring and Impairment") which will significantly curtail the Company's consumer voice and wholesale telecommunications businesses. Actions taken and to be taken as a result of the 2001 restructuring include a planned reduction in workforce of approximately 30%, closing of consumer businesses in France, Germany, The Netherlands, Spain, Austria, Greece and Canada as well as the elimination of assets which are used in the countries to be exited or are redundant. While the Company has not finalized its estimate of the 2001 restructuring and impairment charge, it anticipates that approximately $80 million to $100 million of assets will be subject to accelerated depreciation in connection with such restructuring during their remaining period of service in 2001. Additionally, current industry conditions have adversely affected other telecommunications providers, many of whom are customers of the Company. Such adverse effects could result in a decrease in the use of the Company's services by these carriers as well as an inability by such customers to fulfill their obligations to the Company, including payment of amounts owed for services provided.

            Since its inception, the Company has focused on building its network and developing its businesses. During this period, significant expenditures have been made to build the infrastructure that the Company believed was necessary to support its anticipated growth in customers and volume. As a result, the Company has historically generated significant negative cash flows from operations and has financed these negative cash flows as well as its capital expenditures primarily with funds raised through public and private debt and equity offerings.

            Certain of the Company's debt has been issued at a discount to face and does not yet require cash interest payments, however, a significant portion of its debt does require interest payments. On April 11, 2001, the Company announced that its Board of Directors had decided not to pay the April 15, 2001 interest payment on the Company's 12.75% senior notes due 2008 and on its 7.75% convertible junior subordinated debentures, which are held by Viatel Financing Trust I, and as a result the trust was unable to pay the April 15, 2001 dividend payment on its 7.75% trust certificates. Both the Company and the trust have until May 15, 2001 to make such payments. Non-payment of interest on these notes and dividend payment on the trust preferred by May 15, 2001 would be "events of default" under the terms of the Company's various debt indentures, the terms of the trust preferred and the terms of the Company's vendor financing facilities. Accordingly, as a result of the Company's decision not to pay the April 15, 2001 interest payment and the inability of the trust to pay the April 15, 2001 dividend payment, the Company has classified all of its long-term debt as current.

            Additionally, as discussed in "Note (8) Notes Payable and Obligations under Capital Leases," the Company has approximately $24.1 million of borrowings outstanding under a facility with NTFC Capital Corporation. As a result of the Company's acquisition of Destia Communications, Inc. ("Destia") in December 1999, NTFC had the right to request Destia to repay all outstanding obligations under the NTFC facility within 90 days following the acquisition. NTFC had extended the date by which it would exercise this right periodically throughout 2000 and provided a final extension which expired on January 31, 2001. On February 14, 2001, NTFC advised the Company that it had concluded its review of the Company's acquisition of Destia and determined that it did not consent. To date, the Company has not exercised its right to prepay any amounts outstanding under the facility as requested by NTFC. A default under the NTFC facility could result in a cross-default under the terms of the Company's senior debt and the Company's vendor facilities that would entitle such holders to accelerate the maturity of such debt.

            In February 2001, the Company retained Dresdner Kleinwort Wasserstein and Credit Suisse First Boston, as financial advisors, and Skadden, Arps, Slate, Meagher & Flom LLP, as special counsel, to assist it in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities, strategic partnerships, and other strategic alternatives. Credit Suisse First Boston had originally been retained by the Company during the middle of 2000 to assist solely with regard to strategic alternatives. At the Company's expense, on April 3, 2001, the holders of the Company's long-term debt retained Wachtell Lipton Rosen & Katz. The Company, with assistance of these advisors, is currently developing a new business plan that will offer a basis for a restructuring proposal that it intends to provide to its creditors. The Company may be unable to effectuate a restructuring proposal because it may not be able to reach agreement with its various classes of creditors. If it is unable to accomplish an out-of-court restructuring, it may file for bankruptcy protection. Moreover, it is possible that the Company's creditors may seek to initiate involuntary bankruptcy proceedings against the Company that would force the Company to make a defensive voluntary filing of its own.

            The accompanying financial statements reflect management's assessment of the impact of this economic situation on the financial position of the Company. Actual results could differ from management's current assessments and such differences could be material. In addition, the effect on the Company's financial position of future developments and access to further financial information concerning the Company's customers, suppliers, financiers, and others and their ability to continue to transact with the Company cannot presently be determined. The financial statements therefore may not include all adjustments that might ultimately result from these adverse conditions.


GOING CONCERN

            The Company has suffered from recurring net losses and net operating cash deficiencies and has a significant working capital and stockholders' deficiency.

In this context, the Company is currently exploring a range of restructuring alternatives as described above. However, an inability to restructure the Company's obligations or capital structure could require the Company to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts.

            These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

(B) CASH AND CASH EQUIVALENTS

            The Company's policy is to maintain its uninvested cash at minimum levels. Unrestricted cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less.

(C) REVENUE AND COST OF SERVICES AND SALES

            The Company records communication services revenue as earned at the time services are provided. The related cost of communication services is reported in the same period.

            Revenue from capacity sales mainly represents indefeasible-rights-of-use ("IRUs") for portions of the network that qualify for sales-type lease accounting. Revenue for capacity sales is recognized when the capacity is delivered to the purchaser. Transactions that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease.

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

(D) PROPERTY AND EQUIPMENT

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

            Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or useful life of the improvement whichever is shorter. The estimated useful lives are as follows:


Communications systems                                    5 to 7 years
Fiber optic cable systems                                 10 to 20 years
Leasehold improvements                                    2 to 5 years
Furniture, office and computer equipment and other        2 to 5 years

(E) INTANGIBLE ASSETS

            Deferred financing fees represent costs incurred to issue and register debt and are being amortized over the term of the related debt.

            Costs of licenses issued by governing bodies are being amortized on a straight-line basis over the lesser of 25 years or the term of the license.

            Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, which are five to seven years.

            Acquired   customer  base  and  acquired   employee  base  represent
intangible assets associated with acquisitions and are being amortized on a straight-line basis over four to seven years.

(F) INCOME TAXES

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

(G) FOREIGN CURRENCY TRANSLATION

            A significant portion of the Company's assets are foreign currency denominated and as such are subject to fluctuations in value due to movements in foreign exchange rates. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the period in which they occur. For the years ending December 31, 1998, 1999 and 2000, the Company experienced no material exchange transaction gains or losses.

(H) NET LOSS PER SHARE

            Basic earnings per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

            Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1998, 1999 and 2000.

            The  Company  had  potentially  dilutive  securities  of 7.2 million shares (consists of 2.6 million of stock options; 3.7 million of convertible preferred stock on an "as if" converted basis; and .9 million subordinated convertible debt on an "as if" converted basis), 6.0 million shares (consists of
5.7 million of stock options and .3 million of warrants) and 25.8 million shares (consists of 12.3 million of stock options; 11.7 million of convertible preferred stock on an "as if" converted basis; and 1.8 million of warrants) for the years ended December 31, 1998, 1999 and 2000, respectively. These potentially dilutive securities were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

(I) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

            At December 31, 1999 and 2000, the Company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, accrued interest and borrowings. The fair values, at December 31, 1999 and 2000, of cash and cash equivalents, receivables, accounts payable and accrued interest approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying costs are as follows (in thousands):

                                            1999                    2000
                                   ---------------------------------------------
                                    CARRYING     FAIR       CARRYING      FAIR
                                     AMOUNT     VALUE        AMOUNT       VALUE
                                   ---------------------------------------------

Investments (see Note 3)........     $188,128    $188,128     $61,854    $61,854
Borrowings (see Note 9).........   $1,680,885  $1,665,462  $1,994,840   $605,500

            Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. The Company has a large and diverse worldwide customer base, but does have a significant concentration within the telecommunications industry. Current industry conditions have adversely affected other telecommunications providers, many of whom are customers of the Company. Such adverse effects could result in an inability to fulfill their obligations to the Company, including payment of amounts owed for services provided.

            During 1998, one customer, LD Exchange.com, accounted for 10.6% of the Company's revenues. No one customer represented more than 10% of the Company's total revenues for 1999 and 2000.

(J) USE OF ESTIMATES

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

(K) STOCK OPTION PLAN

            The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. (See "Note (15) Stock Incentive Plan".)

(L) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

            Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as required by Statement of Financial Accounting Standards No. 121 ("SFAS 121") - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be held and used for a period of time which is less than their original estimated life and which do not meet the impairment criteria of SFAS 121 are not written down. Rather, their useful life is adjusted and the related depreciation expense is adjusted. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

            Consistent with SFAS 121 the Company performs an assessment of recoverability and measurement of impairment of its long-lived assets based on their respective businesses' undiscounted future cash flows. If an impairment appears to have occurred under this criteria, the Company then tests and evaluates the recoverability of its long-lived assets by estimating their fair market value based on quoted market prices or by utilizing valuation techniques such as the discounted future cash flows of the businesses to which such assets relate.

(M) ADDITIONAL ACCOUNTING POLICIES

            Additional accounting policies are incorporated into the notes herein.

(N) RECLASSIFICATIONS

            Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.


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

            The cost of debt securities classified as held to maturity is adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security. Such amortization and accretion are included in interest income. There were no securities classified as available-for-sale as of December 31, 1999 and 2000.

            The following is a summary of the amortized cost, which approximates fair value, of restricted securities held to maturity at December 31 (in thousands):

                                              1999      2000
                                            --------------------
U.S. Treasury obligations...............    $147,586  $49,023
German government obligations...........      40,542   12,831
                                            --------------------
     Total..............................    $188,128  $61,854
                                            ====================

            The amortized cost, which approximates fair value, of restricted securities held to maturity at December 31, are shown below (in thousands):


                                              1999      2000
                                            --------------------

Due within one year......................   $125,581  $61,854
Due after one year through two years.....     62,547       --
                                            --------------------
     Total...............................   $188,128  $61,854
                                            ====================

            There were no changes in the classification of any securities held to maturity or securities available for sale from the time of purchase to the time of maturity or sale. Restricted marketable securities are restricted for use in semi-annual interest payments of certain long-term debt and are invested in U.S. and German government securities maturing on a schedule which approximates the required interest payments.


(4) PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of December 31 (in thousands):

                                              1999              2000
                                            ---------------------------
Communications systems...................   $698,483         $1,211,393
Construction in progress.................    210,671            298,910
Furniture, office and computer equipment
  and other..............................     25,707             44,355
Software.................................     13,481             17,011
Leasehold improvements...................     11,926             36,894
                                            ---------------------------
                                             960,268          1,608,563
Less accumulated depreciation and
  amortization...........................     75,940            222,646
                                            ---------------------------
                                            $884,328         $1,385,917
                                            ===========================

            As a result of the Company's assessment of recoverability of its long-lived assets, the Company has written down the carrying value of its property and equipment by approximately $87.7 million in 2000. In 1999, approximately $9.1 million of property and equipment was written down as a result of the 1999 restructuring charge associated with the acquisition of Destia (See "Note (14) Restructuring and Impairment").

            At December 31, 1999 and 2000, construction in progress primarily represents construction of the Company's fiber optic network. For the years ended December 31, 1998, 1999 and 2000, $3.3 million, $10.1 million and $24.1 million, respectively, of interest was capitalized.

(5) INTANGIBLE ASSETS

      Intangible assets consist of the following as of December 31 (in thousands):



                                               1999      2000
                                          ----------------------
Goodwill.................................   $842,555   $23,845
Acquired customer base and employee base.    130,956    36,000
Deferred financing.......................     53,714    68,564
Licenses, trademarks and servicemarks....      9,495    10,948
                                          ----------------------
                                           1,036,720   139,357
Less accumulated amortization............     25,061    18,665
                                          ----------------------
                                          $1,011,659  $120,692
                                          ======================

            As a result of the Company's assessment of recoverability of its long-lived assets, the Company has reduced the carrying value of its intangible assets by approximately $807.5 million for the year ended December 31, 2000. The impairment charge consisted of the write off of goodwill associated with the acquisitions of Destia Communications, Inc. ("Destia") and Flat Rate Communications, Inc. ("Flat Rate") of approximately $733.9 million, and the write-down of other intangibles associated with Destia's acquired customer base and employee base of approximately $73.6 million (See "Note (14) Restructuring and Impairment").

            The remaining goodwill at December 31, 2000 relates to the acquisition of AT&T Corporation's UK Subsidiary, New Comms (UK), Limited ("Comms UK"). There were no impairment charges associated with intangible assets during 1999.


(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consists of the following as of December 31 (in thousands):

                                              1999      2000
                                           ---------------------
Accounts payable.........................   $78,677   $148,098
Accrued expenses.........................    77,541    152,396
                                           ---------------------
                                           $156,218   $300,494
                                           =====================

(7) ACQUISITIONS

FLAT RATE COMMUNICATIONS, INC.

            On February 27, 1998, the Company acquired Flat Rate, a long distance telecommunications reseller, for $5.0 million of cash and 375,000 shares of the Company's common stock and a $12.0 million cash contingent payment paid in 1999 based upon key operating performance targets achieved. The Company recorded the acquisition under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess purchase price was approximately $20.4 million and was being amortized through 2000 on a straight-line basis over its estimated useful life, which was five years. At December 31, 2000, the unamortized goodwill related to this acquisition was written off as part of the Company's impairment charge discussed in "Note (14) Restructuring and Impairment".

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

            The purchase price for Destia was $901.9 million and was comprised of the issuance of common stock, the fair value of existing Destia options and warrants exchanges, issuance of 11.5% senior notes, the cash portion of the debt exchange offer and transaction costs. The Company recorded the acquisition under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon the estimated fair values at the date of acquisition. The allocation resulted in intangible assets and goodwill of approximately $131.0 million and $855.6 million, respectively, which were being amortized through 2000 on a straight-line basis over their estimated useful lives, which were four to seven years and seven years, respectively. At December 31, 2000, the remaining intangible assets were written down by approximately $73.6 million and the entire remaining goodwill balance of $723.4 million was written off as part of the Company's impairment charge as discussed in "Note (14) Restructuring and Impairment".


NEW COMMS (UK), LIMITED


            On February 29, 2000, the Company acquired all of the issued and outstanding share capital of Comms UK. As a result of the transaction, Comms UK became a wholly owned subsidiary of the Company. Comms UK is a provider of voice and data solutions to primarily enterprise level customers. Following the acquisition, Comms UK changed its name to Viatel Global Communications Limited.

            The purchase price for Comms UK was $115.4 million, net of cash acquired of $23.6 million, and was comprised of a $125.0 million cash payment at the time of closing, certain post closing payments in connection with acquired working capital, and transaction costs. The Company recorded the acquisition under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess purchase price was approximately $23.8 million and is being amortized on a straight-line basis over its estimated useful life, which is seven years.

            The following pro forma financial information presents the combined results of operations (in thousands, except per share data) of Viatel, Destia, and Comms UK, as if the acquisitions had occurred as of the beginning of 1999 and 2000, after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, and interest income and expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Viatel, Destia, and Comms UK constituted a single entity during such periods.

                                            YEAR ENDED DECEMBER 31
                                               1999        2000
                                            -------------------------
Revenue..............................       $794,847       $769,071
Loss before extraordinary loss.......       (511,924)    (1,549,856)
Net loss attributable to common
  stockholders.......................       (513,265)    (1,582,810)
Net loss per common share attributable
  to common stockholders.............        $(11.96)       $(31.72)

            Comms UK had significant  transactions and  relationships  with AT&T
Corp. (its former parent) and its affiliates. As a result of these relationships, it is possible that the terms of these transactions were not the same as those that would have resulted from transactions among wholly unrelated parties.

(8) NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

            The Company was obligated under the following debt arrangements primarily in connection with equipment and capacity acquisitions (in thousands):

                                                   DECEMBER 31, 1999
                                             -------------------------------
                                              CURRENT   LONG-TERM  TOTAL
                                             -------------------------------
Obligations under capital leases (a)......   $10,337    $37,164   $47,501
Notes payable (b).........................    16,954     25,211    42,165
NTFC note (c).............................     8,043     24,288    32,331
                                             -------------------------------
                                             $35,334    $86,663  $121,997
                                             ===============================

                                                   DECEMBER 31, 2000
                                             -------------------------------
                                              CURRENT   LONG-TERM   TOTAL
                                             -------------------------------
Obligations under capital leases (a)......   $15,815    $53,113   $68,928
Notes payable (b).........................     3,820     38,747    42,567
NTFC note (c).............................    24,099          -    24,099
                                             -------------------------------
                                             $43,734    $91,860  $135,594
                                             ===============================

-----------


      (a) The Company has various lease agreements for IRUs, buildings housing switch sites, rights of way and other property.

      (b) The Company has assumed notes payable related to the purchase of cable lines and acquisitions entered into by Destia prior to its acquisition by the Company. These notes final maturity dates from May 2001 to November 2008.

          The Company has entered into Loan and Security Agreements pursuant to which the Company had outstanding borrowings of $4.3 million at December 31, 1999. The Loan and Security Agreements were entirely paid off in 2000. Under the terms of these agreements, the Company was required to satisfy certain covenants and restrictions. Obligations under these Loan and Security Agreements were secured by the grant of a security interest in certain telecommunications equipment as well as a portion of the payment obligations also being secured by letters of credit.

      (c) The Company's subsidiary, Destia, has entered into a credit facility with NTFC Capital Corporation ("NTFC"), which provides for borrowings to fund certain equipment acquisition costs and related expenses. The facility provides for an aggregate commitment from NTFC of $49.0 million. As of December 31, 2000, the aggregate amount borrowed under the facility was $24.1 million. All of the equipment purchased with the proceeds of the NTFC facility has been pledged as security to NTFC. The terms of the NTFC facility require the Company's subsidiary, Viatel Communications, Inc. (formerly Destia Communications, Inc.), to maintain certain debt service coverage ratios, certain EBITDA thresholds (both as defined in the NTFC facility), and minimum cash balances. As a result of the Company's acquisition of Destia, NTFC had the right to request Destia to repay all outstanding obligations under the NTFC facility within 90 days following the acquisition. NTFC had extended the date by which it would exercise this right periodically throughout 2000 and provided a final extension that expired on January 31, 2001. On February 14, 2001, NTFC advised the Company that it had concluded its review of the Company's acquisition of Destia and determined that it did not consent. To date, the Company has not exercised its right to prepay any amounts outstanding under the facility as requested by NTFC. As the Company does not currently intend to pay down the facility or have the ability to negotiate a new facility with NTFC, the Company has classified the long-term portion of the NTFC borrowings as a current liability included in current installments of notes payable.

            Maturities of notes payable and obligations under capital lease arrangements over the next five years are as follows (in thousands):

                2001........................................    $43,734
                2002........................................     33,324
                2003........................................      2,230
                2004........................................      2,302
                2005........................................      1,808
                Thereafter..................................     52,196
                                                               ---------
                Total.......................................   $135,594
                                                               =========

            On October 20, 2000, Viatel U.K. Limited, a wholly owned subsidiary of the Company, obtained a (EURO)170.6 million lease facility with Nortel Networks PLC ("Nortel"). Viatel U.K. Limited plans to use the funds primarily to support its network expansion and broaden its advanced services offerings. The total amount outstanding relating to this lease facility was approximately
(EURO)10.4 million at December 31, 2000.

            On October 27, 2000, Viatel U.K. Limited also secured a $50 million lease facility from Cisco Systems Capital ("Cisco"). Viatel U.K. Limited plans to use the funds primarily to support its network expansion and broaden its advanced services offerings. There was no amount outstanding under this lease facility at December 31, 2000.

            As described in "Note (1) Organization and Going Concern", on April 11, 2001, the Company announced that its Board of Directors had decided not to pay the April 15, 2001 interest payment on the Company's 12.75% senior notes due 2008 and on its 7.75% convertible junior subordinated debentures, which are held by Viatel Financing Trust I, and as a result the trust will be unable to pay the April 15, 2001 dividend payment on its 7.75% trust certificates. At this point, it is unlikely that the Company will be permitted to finance any additional equipment under these facilities. In addition, should the Company and the trust fail to make such payments within the applicable grace period, Nortel and Cisco could accelerate payment of all amounts currently financed under the respective lease facilities. Accordingly, the Company has classified the amount outstanding under these lease facilities as current.

(9)  LONG-TERM DEBT RECLASSIFIED AS CURRENT LIABILITIES

            Long-term debt consists of the following as of December 31 (in thousands):

                                                           DECEMBER 31,
                                                    ------------  -----------
                                                        1999          2000
                                                    ----------------------------

11.25% Senior Notes (a).........................     $400,000      $400,000
12.50% Senior Discount Notes, less discount of
  $164,393 and $121,133, respectively (a).......      335,607       378,867

11.50% Senior Notes, less discount of $3,486 and
    $3,107, respectively (c)....................      265,986       266,349
11.50% Senior Notes (b).........................      200,000       200,000
13.50% Senior Notes (e).........................      158,300       157,575
11.50% Senior Notes (E150,000)(b)...............      151,027       141,243
11.15% Senior Notes (E91,010)(a)................       91,633        85,697
12.75% Senior Notes (E300,000)(d)...............           --       282,486
12.40% Senior Discount Notes (E115,552), less
  discount of $38,011 (E37,752) and $26,183,
  (E27,806), respectively (a)...................       78,332        82,623
                                                    ----------------------------
                                                    $1,680,885    $1,994,840
                                                    ============================

-----------

      (a) On April 8, 1998, the Company completed an offering of units (the "Units Offering") consisting of senior notes and senior discount notes due 2008 and shares of 10% Series A Redeemable Convertible Preferred Stock due 2010 ("Series A Preferred") $.01 par value per share, of the Company and units consisting of senior notes and senior discount notes due 2008 and subordinated convertible debentures due 2011 (the "Subordinated Debentures") through which it raised approximately $889.6 million of gross proceeds ($856.6 million of net proceeds). The Company utilized $118.9 million of the proceeds from the Units Offering to retire its 15% Senior Discount Notes due 2005 resulting in an extraordinary loss of $28.3 million. A portion of the proceeds from the senior notes was used to purchase U.S. government and German government securities which were pledged as security for the first six interest payments on the Senior notes due 2008 and four interest payments on the Senior notes due 2009. The interest on the senior notes is payable in semi-annual installments. The senior discount notes accrete through April 15, 2003 and interest becomes payable in cash in semi-annual installments thereafter.

      (b) On March 19, 1999, the Company completed a high yield offering through which the Company raised approximately $352.6 million of net proceeds in a combination of senior dollar notes and senior Euro notes due 2009. A portion of the proceeds from the senior notes was used to purchase U.S. government and euro denominated securities which were pledged as security for the first four interest payments.

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

      (d)   On April 20, 2000,  the Company  completed a high yield  offering of
            (EURO)300 million ($281.2 million) principal amount of 12.75% senior Euro notes due 2008 pursuant to a private placement transaction. In connection therewith, the Company received net proceeds of approximately $271.2 million. Interest on these notes is payable semi-annually in cash on April 15 and October 15. The notes are not redeemable prior to maturity. On April 11, 2001, the Company announced that its Board of Directors had decided not to pay the April 15, 2001 interest payment on the Company's 12.75% senior notes. The Company has until May 15, 2001 to make such payment. Non-payment of interest on these notes would be an "event of default" under the terms of the Company's various bond indentures, the terms of the trust preferred and the terms of the Company's vendor financing facilities. Accordingly, as a result of the Company's decision not to pay the April 15, 2001 interest payment, the Company has classified all of its long-term debt as current.

The indentures pursuant to which the 1998, 1999 and 2000 senior notes and senior discount notes were issued contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, enter into transactions with stockholders and affiliates and create liens on its assets. In addition, upon a change of control, the Company is required to make an offer to purchase the senior notes and the senior discount notes at a purchase price equal to 101% of the principal amount, in the case of the senior notes, and 101% of the accreted value of the notes, in the case of the senior discount notes. The amount of restricted securities remaining pledged as security for these notes at December 31, 2000 is $61.9 million.

      (e) In conjunction with the Destia acquisition, the Company assumed Destia's 13.5% 1997 notes, which have an aggregate principal value of $150.8 million. The Company determined the fair value of this debt to be $158.3 million and is amortizing the premium over the remaining term. These notes were unsecured obligations of Destia and mature in 2007. A portion of the proceeds from the senior notes due 2007 was used by Destia to purchase U.S. government securities and cash equivalents, which were pledged as security for the first six interest payments on such notes. The amount of restricted securities and cash equivalents remaining pledged as security for these notes was $21.1 million and $0 at December 31, 1999 and December 31, 2000, respectively.

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

(10) SERIES B MANDATORILY REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

            On March 9, 2000, the Company completed an offering of $325 million of Series B cumulative convertible preferred stock for net proceeds to the Company of $306.1 million. Issuance costs of $18.9 million were charged to additional paid-in capital. The Series B preferred stock accrues dividends at an annual rate of 7.50% of the then-effective liquidation preference, may be converted at the option of the holder at a conversion price of $46.25 per share and is mandatorily redeemable in 2015. Dividends on the Series B preferred stock accumulate until May 31, 2005. Thereafter dividends, to the extent not paid in full in cash, shall accrue and shall be added to the liquidation preference. For the year ended December 31, 2000, the Company recorded $22.9 million in dividends on the Series B preferred stock. As part of this financing, the Company also issued warrants to purchase 753,116 shares of the Company's common stock, 50% of which are exercisable for 5 years at a price of $75 per share, and 50% of which are exercisable for 7-1/2 years at a price of $100 per share. In addition, the Company issued warrants to purchase 7,532 shares of its Series C preferred stock (each share of which is convertible into 100 shares of the Company's common stock), 50% of which are exercisable for 5 years at a price of $7,500 per share and 50% of which are exercisable for 7-1/2 years at a price of $10,000 per share. The warrants, in aggregate, were valued at $19.3 million on the date of the issue using the Black-Scholes option pricing model.


(11) VIATEL-OBLIGATED MANDATORILY REDEEMABLE (IN 2015) CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST WHOSE SOLE ASSETS ARE JUNIOR SUBORDINATED DEBENTURES OF VIATEL

            On April 12,  2000,  a  Delaware  trust and a  100%-owned  statutory consolidated subsidiary of Viatel, Inc. sold 3,600,000 shares of trust convertible preferred securities, which are convertible at the holder's option into Viatel common stock, to certain placement agents, and 111,340 shares of common securities to the Company. The proceeds from the sale of the trust convertible preferred securities were invested by the trust in $180.0 million aggregate principal amount of the Company's 7.75% convertible junior subordinated debentures due 2015 (the "Debentures"). Issuance costs of $8.6 million associated with these transactions were charged to additional paid-in capital. The Debentures and the common securities represent the sole assets of the trust. The Debentures mature on April 15, 2015, bear interest at the rate of 7.75%, payable quarterly, and are redeemable by the Company beginning in April 2003 at 105.43% of the principal amount thereof.

            Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 7.75% of the liquidation amount of $50 per security. For the year ended December 31, 2000, the Company recorded $10.0 million in accrued distributions relating to the trust preferred securities. Each trust preferred security is convertible into shares of the Company's common stock at the rate of 1.048 shares of Company common stock per trust preferred security, subject to adjustment in certain circumstances. The trust preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 105.43% of the liquidation amount beginning in April 2003.

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

            On April 11, 2001, the Company announced that its Board of Directors had decided not to pay the April 15 dividend payment on the Debentures, which are held by the trust, and as such, the trust will be unable to make the April 15 dividend payment on its 7.75% trust certificates.


(12) STOCKHOLDERS' EQUITY (DEFICIENCY)

            At the Company's 2000 Annual Meeting of Stockholders, the stockholders approved an increase in the Company's capital stock from 152 million to 302 million. This increase reflected an increase in the available shares of common stock from 150 million to 300 million.

            On December 16, 1999, the Company issued 90,000 shares of its common stock, valued at $4.5 million to a contractor as part of its consideration for construction work being performed on the Company's network. Such shares have been valued based upon the closing market price on the date of issue.

            On June 29, 1999, the Company completed an offering of 4,315,000 shares of its common stock at $47.00 per share. The net proceeds of the offering were approximately $191.9 million and were used primarily to fund the further development of the Company's network as well as for working capital and general corporate purposes.

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

(13) INCOME TAXES

            The statutory Federal tax rate for the years ended December 31, 1998, 1999 and 2000 was 35%. The effective tax rate was zero for the years ended December 31, 1998, 1999 and 2000 due to the Company incurring net operating losses for which no tax benefit was recorded.

            For Federal and foreign income tax purposes, the Company has unused net operating loss carryforwards of approximately $994.8 million. Of this amount, $597 million represents US net operating losses expiring in 2007 through 2020. The US amount includes acquired US net operating loss carryforwards of approximately $105 million from the Company's acquisition of Destia. The availability of the net operating loss carryforwards to offset income in future years is restricted as a result of the Company's issuance of its Common Stock and may be further restricted as a result of future sales of Company stock and other events. In addition, the availability of the net operating loss carryforwards acquired from Destia will be limited due to Destia's change in ownership.

            The  tax  effect  of  temporary   differences   that  give  rise  to
significant portions of the deferred tax assets are as follows as of December 31 (in thousands):

                                                        1999        2000
                                                      ----------------------
Accounts receivable principally due to
   allowance for doubtful accounts.................    $3,198    $23,961
Restructuring reserve..............................     2,796         --
OID Interest not deductible in current period......    27,826     46,179
Federal net operating loss carryforwards...........   142,611    208,951
Foreign net operating loss carryforwards...........    59,399    139,221
Deferred Compensation..............................        --      6,533
Fixed assets.......................................     5,797     42,628
                                                      ----------------------
    Total gross deferred tax assets................   241,627    467,473

Less valuation allowance...........................  (195,792)  (441,699)
                                                      ----------------------
                                                        45,835    25,774

Customer base......................................   (42,673)   (23,819)
Workforce..........................................    (3,162)    (1,955)
                                                      ----------------------
     Total gross deferred tax liabilities..........   (45,835)   (25,774)
                                                      ======================
     Net deferred tax assets.......................       $--        $--
                                                      ======================

            Of the total deferred tax assets of approximately $442 million existing on December 31, 2000, subsequently recognized benefits, if any, in the amount of approximately $25 million will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock option included in the Company's net operating loss carryforward.

            In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. Management believes that it is more likely than not that the tax benefit from the deferred tax assets will not be realized. Accordingly, management has recorded a full valuation allowance against the net deferred tax asset. During 1999 and 2000, the valuation allowance increased by $106.6 and $245.9 million, respectively.


(14) RESTRUCTURING AND IMPAIRMENT

2001 RESTRUCTURING PLAN

            In January 2001, the Company announced that, going forward, it would focus principally on its corporate and Broadband/Enterprise business segments and would conclude its provision of consumer voice and wholesale telecommunications services in several countries that do not meet its long-term corporate objectives. The steps announced included the closing of consumer-oriented businesses in France, Germany, The Netherlands, Spain, Austria, Greece and Canada; the closure of its US prepaid business; the consolidation of operating units; the elimination of assets which are used in the countries to be exited or are redundant; and a 30% reduction in its worldwide workforce. While the Company has not finalized its estimate of the 2001 restructuring and impairment charge, it anticipates that approximately $80 million to $100 million of assets will be subject to accelerated depreciation in connection with such restructuring during their remaining period of service in 2001.

ASSET IMPAIRMENT CHARGES RECOGNIZED IN THE FOURTH QUARTER OF 2000

            As discussed in "Note (1) Organization and Going Concern", the dynamics of the telecommunications landscape in which the Company operates has become increasingly competitive. Price reduction pressure for telecommunication products as well as decreases in anticipated volume have led the Company to review the manner in which it does business and to reassess its ability to recover certain assets.

            In the fourth quarter of 2000, the Company performed an assessment of the recoverability and measurement of impairment of its long-lived assets based first on the undiscounted future cash flows to be generated from the associated businesses. The results of its analysis indicated that an impairment had occurred with regard to fixed assets and intangibles related to the acquired Destia and Flat Rate businesses. As a result, the Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values by approximately $868.7 million and that an impairment charge was necessary.

            The Company has reduced the carrying value of these intangible assets by approximately $807.5 million in 2000 consisting of a write off of $733.9 million in goodwill associated with the acquisitions of Destia and Flat Rate and a write down of $73.6 million of intangible assets associated with Destia's acquired customer and employee bases. In addition, the Company has also written down $61.2 million in carrying value of property and equipment supporting the Destia consumer and wholesale businesses.

            The Company has also written off $26.5 million of related undeployed assets relating to the provisioning of digital subscriber line services in Germany, a service that the Company has decided to no longer pursue. These assets consist primarily of leasehold improvements at facilities of Deutsche Telekom AG, the incumbent telecommunications carrier, for collocation of the Company's equipment. These leasehold improvements have no alternative use and cannot be remarketed without Deutsche Telekom AG's consent.

            In total, the Company has recorded impairment charges related to long-lived assets aggregating $895.2 million in 2000.

COMMS UK RELATED RESTRUCTURING PLAN IMPLEMENTED IN THE SECOND QUARTER OF 2000

            During the second quarter of 2000, the Company recognized $2.4 million in restructuring charges relating to streamlining activities associated with its acquisition of Comms UK. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contracts. As of December 31, 2000, the Company had $1.6 million of remaining accruals relating to the Comms UK restructuring. During 2000, the Company reduced its Comms UK related restructuring accrual by $0.8 million, reflecting $0.6 million in payments and $0.2 million in adjustments. The Company anticipates that all restructuring charges associated with the Comms UK acquisition will be recognized by June 2001.

DESTIA RELATED RESTRUCTURING PLAN IMPLEMENTED IN THE FOURTH QUARTER OF 1999

            During  the  fourth   quarter  of  1999,   the  Company   recognized
restructuring charges relating to the streamlining of its organizational structure and the strategic repositioning of certain operations, primarily as a result of its merger with Destia. These restructuring charges were composed primarily of anticipated costs to terminate leases and other contracts as well as employee termination costs associated with workforce reductions. As of December 31, 2000, approximately 285 employees had been made redundant through these initiatives.

            As of December 31, 2000, the Company had $0.2 million of remaining accruals relating to the 1999 Destia restructuring. In 1999, the Company had accrued $3.9 million for such restructuring, consisting primarily of charges relating to employee terminations and lease and other contract cancellations costs. During 2000, the reduction of this restructuring accrual by $3.7 million consisted of $1.2 million in payments related to employee terminations and $3.1 million in payments related to lease and other contract cancellation costs, offset by $0.6 million in adjustments. The Company recorded restructuring expenses relating to the Destia acquisition of $2.6 million during fiscal 2000, primarily related to additional employee termination costs. All restructuring charges associated with the Destia acquisition were fully recognized by December 31, 2000.

(15) STOCK INCENTIVE PLAN

            At the Company's 2000 Annual Meeting of Stockholders, its stockholders approved the Viatel, Inc. 2000 Stock Incentive Plan. The Company had previously adopted, with stockholder approval, an Amended Stock Incentive Plan, the Amended and Restated 1999 Flexible Incentive Plan (previously a Destia plan) and the Amended and Restated 1996 Flexible Incentive Plan (previously a Destia plan), collectively referred to as the "Plans". Pursuant to the Plans, "non-qualified" stock options to acquire shares of common stock may be granted to the Company's employees, directors and consultants, and "incentive" stock options to acquire shares of common stock may be granted to its employees, including employee-directors. The Plans also provide for the grant of stock appreciation rights and shares of restricted common stock to the Company's employees, directors and consultants.

            The Plans are currently administered by the compensation committee of the Company's Board of Directors. The 2000 Stock Incentive Plan allows for the issuance of up to a maximum of 5,200,000 shares of common stock of which 1,487,500 shares remain available for grant. In addition, there are 641,222 shares that remain available for grant under the other Plans. As a result of the Company's acquisition of Destia, virtually all options granted by Destia prior to the merger under either the 1999 Flexible Incentive Plan and the 1996 Flexible Incentive Plan vested and became exercisable. Any options granted under the 1999 Flexible Incentive Plan and the 1996 Flexible Incentive Plan after the Company's acquisition of Destia are subject to accelerated vesting only as described below. Under the Plans, the option price of any incentive stock option may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of a non-qualified stock option may be less than the fair market value on the date the non-qualified stock option is granted if the Company's Board of Directors or the compensation committee so determines. An incentive stock option may not be granted to a "ten percent stockholder" (as that term is defined in Section 422A of the Internal Revenue Code of 1986) unless the exercise price is at least 110.0% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Each option granted pursuant to the Plans is evidenced by a written agreement, which contains the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. Common stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in that agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

            The Plans provide that outstanding options, restricted shares of common stock or stock appreciation rights vest in their entirety and become exercisable, or with respect to restricted common stock, are released from restrictions on transfer and repurchase rights, in the event of a "corporate transaction," unless assumed by the successor corporation. For purposes of the Plans, a corporate transaction includes any of the following stockholder-approved transactions to which the Company is a party:

            o a merger or consolidation in which the Company is not the surviving entity, other than a transaction the principal purpose of which is to change the state of its incorporation, or a transaction in which the Company's stockholders immediately prior to the merger or consolidation hold (by virtue of securities received in exchange for their shares in the Company) securities of the surviving entity representing more than 50.0% of the total voting power of that entity immediately after the transaction,

            o the sale, transfer or other disposition of all or substantially all of the Company's assets unless its stockholders immediately prior to the sale, transfer or other disposition hold (by virtue of securities received in exchange for their shares in the Company) securities of the purchaser or other transferee representing more than 50.0% of the total voting power of that entity immediately after the transaction, or

            o any reverse merger in which the Company is the surviving entity but in which its stockholders immediately prior to the merger do not hold (by virtue of their shares in the Company held immediately prior to such transaction) securities of the Company representing more than 50.0% of our total voting power immediately after the transaction.

            In 1999 and 2000, the Company granted certain members of senior management a total of 152,351 and 1,510,700 shares of its common stock, respectively, subject to certain restrictions on employment and stock performance ("restricted shares"). Such shares have been valued at approximately $6.6 million and $33.1 million, respectively, which was based on the closing market prices of the Company's common stock on the dates of grant. The entire amount has been recorded as unearned compensation in the consolidated statement of stockholder's equity (deficit) and is being amortized as earned over the restricted period. Until all the restrictions lapse, the restricted shares are not deemed to vest other than that restricted shares do give an immediate right to normal common stock voting rights. As of December 31, 2000, none of the shares of restricted stock had vested. In 2000, approximately $2.2 million of restricted shares were forfeited as a result of employee terminations.

            On December 8, 1999, each outstanding option previously granted by Destia to acquire shares of Destia common stock was converted into an option to acquire the Company's common stock. The number of shares that the new option was exercisable for and the exercise price of the new option was adjusted to reflect the 0.445 exchange ratio in the merger (See "Note (7) Acquisitions"). Excluding the options related to the Destia acquisition, the per share weighted average fair value of stock options granted during 1998, 1999 and 2000 was $6.40, $14.98, and $14.90, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate of 5.0% in 1998 and 6.0% in 1999 and 2000; (2) an expected life of 10 years for 1998 and 7 years for 1999 and 2000; (3) volatility of approximately 92.7% for 1998, 50.0% for 1999 and 113.9% for 2000; and (4) an annual dividend yield of 0% for all years.

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

                                               YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                              1998       1999       2000
                                           ---------------------------------
Net loss attributable to common
  stockholders, as reported
  (in thousands)........................  $(130,605) $(219,177) $(1,573,701)
Net loss attributable to common
  stockholders, pro forma
  (in thousands)........................   (135,458)  (227,003)  (1,625,519)
Net loss per common share attributable to
  common stockholders, as reported......      (5.67)     (7.43)      (31.53)
Net loss per common share attributable to
  common stockholders, pro forma........      (5.88)     (7.69)      (32.57)


            Stock option activity, including activity related to the acquisition of Destia under the Stock Incentive Plan, is shown below:

                                                    WEIGHTED
                                                    AVERAGE      NUMBER OF
                                                    EXERCISE      SHARES
                                                    PRICES    (IN THOUSANDS)
                                                   -------------------------
Outstanding at December 31, 1997................   $7.40           1,052
Granted.........................................    7.19           1,794
Forfeited.......................................    7.14             (64)
Expired.........................................    5.05             (14)
Exercised.......................................    5.44            (174)
                                                   -------------------------
Outstanding at December 31, 1998................    7.41           2,594
Granted.........................................   16.68           3,641
Forfeited.......................................    9.52             (57)
Expired.........................................    5.85              (1)
Exercised.......................................    6.68            (436)
                                                   -------------------------
Outstanding at December 31, 1999................   13.33           5,741
Granted.........................................   16.62           9,487
Forfeited.......................................   41.12            (208)
Expired.........................................      --              --
Exercised.......................................   10.77          (2,741)
                                                   -------------------------
Outstanding at December 31, 2000................  $15.97          12,279
                                                  ==========================

            The following table summarizes weighted-average option exercise price information:

                                     OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                              -------------------------------------------------------------
                                  NUMBER                              NUMBER
          RANGE OF            OUTSTANDING AT  WEIGHTED  WEIGHTED  EXERCISABLE AT  WEIGHTED
          EXERCISE             DECEMBER 31,   AVERAGE   AVERAGE     DECEMBER 31,  AVERAGE
           PRICES                  2000      REMAINING  EXERCISE       2000       EXERCISE
                              (IN THOUSANDS)   LIFE      PRICE    (IN THOUSANDS)   PRICE
-------------------------------------------------------------------------------------------
       $ 0.15 - $ 5.00            6,241       9 Years  $  1.74           121      $ 2.73
         5.01 - 10.00               683       7 Years     6.59           451        6.91
        10.01 - 15.00             1,682       8 Years    12.31           736       11.44
        15.01 - 25.00               648       8 Years    22.54           262       22.34
        25.01 - 55.00             2,650       9 Years    46.92           318       37.92
        55.01 - 85.00               375       9 Years    56.31            --          --
                                 ----------------------------------------------------------
                                 12,279                 $15.97         1,888      $15.78
                                 ==========================================================

            The exercise price of all options approximates the fair market value of the common stock on the date of grant.

            During 1998, 1999 and 2000 a total of .2 million, .4 million and 2.7 million, respectively, shares of common stock of the Company were issued as a result of granted options to the Company's employees being exercised at an average exercise price of $5.44, $6.68 and $10.77 per share, respectively.


(16) STOCKHOLDER RIGHTS PLAN

            Effective December 6, 1999, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each stockholder of record on December 24, 1999, received one preferred share purchase right (a "Right") for each outstanding share of common stock. Each share of common stock issued after the distribution is accompanied by a Right. When a right becomes exercisable it entitles the holder to buy one two-hundred thousandth of a share of a new series of preferred stock for $210. The Rights are subject to adjustment upon the occurrence of certain dilutive events. The Rights will become exercisable only when a person or group becomes the beneficial owner of 15% or more of the outstanding shares of common stock or 10 days after a person or group announces a tender offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock. No certificates representing the Rights will be issued unless the Rights become exercisable.

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

(17) LETTER OF CREDIT

            The Company has guarantees and uncommitted lines of credit agreements to support secured letters of credit and borrowings of up to $35.8 million, as amended. At December 31, 1999 and 2000, the Company had no borrowings under these lines of credit. At December 31, 1999 and 2000, standby letters of credit of approximately $15.4 million and $12.4 million, respectively, and guarantees of $0 and $10.8 million, respectively, have been issued under these lines of credit agreement.

            In connection with the Company's joint construction of the civil works associated with a national communications network being constructed in Germany during 1999, the Company was required to obtain a letter of credit of approximately $112.8 million (DM219.1 million) in support of its obligation. The total amount outstanding relating to this letter of credit was approximately $50.2 million (DM97.4 million) and $29.7 million (DM61.7 million) at December 31, 1999 and December 31, 2000, respectively. This letter of credit was collateralized by cash deposits. The letter of credit was released in 2001 as a result of the Company's payment of its related obligations, thus unencumbering the collateralized cash deposits.


(18) COMMITMENTS AND CONTINGENCIES

(A) LEASES

            At December 31, 2000, the Company was committed under non-cancelable operating and capital leases for the rental of office space, network locations and communication systems.

            The Company's future minimum capital and operating lease payments are as follows (in thousands):

                                                 CAPITAL  OPERATING
                                                --------------------
2001.........................................     $24,088   $13,120
2002.........................................       5,552    11,757
2003.........................................       5,552     9,645
2004.........................................       5,552     8,081
2005.........................................       5,552     7,570
Thereafter...................................     103,863    37,797
                                                --------------------
      Total minimum lease payments...........     150,159   $87,970
                                                ====================

Less amounts representing interest...........     (81,231)
                                                ----------
                                                  $68,928
                                                ==========

            Total rent expense amounted to $1.8 million, $6.1 million and $14.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

(B) PURCHASE COMMITMENTS

            In connection with the network build out and upgrades, the Company has entered into purchase commitments to spend approximately $140 million, the majority of which the Company has planned to finance through its lease facilities borrowings.

(C) LITIGATION

            From time to time, the Company is subject to litigation in the normal course of business. The Company believes that any adverse outcome from litigation would not have a material adverse effect on its financial position or results of operations.

(D) 401(K) PLANS

            The Company established a 401(k) Plan on January 1, 1996 that was available to all of its employees for enrollment on the first day of the quarter following 90 days of service. Under the Company plan, employees were entitled to contribute up to 15 percent of their salary. At the discretion of management, the Company can make matching contributions to the 401(k) Plan up to 6% of the employees' salary. The Company contributed $.2 million, $.4 million and $0 for 1998, 1999 and 2000, respectively. On January 1, 2001, the original Company plan was merged with the separate plan maintained by Destia prior to its acquisition by the Company. Under the terms of the new combined plan, an employee may contribute up to 15% of his or her annual base salary and, at the discretion of management, the Company may match, in either common stock of the Company or in cash, up to 10% of the contributions made by the employee. In connection with the merger of the two plans, amounts held under the prior plans were mapped to new investment options in the new plan.


(19) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                              1998     1999    2000
                                             -------------------------
                                                  (IN THOUSANDS)
Cash used in operating activities included:
Interest paid.............................   $31,560 $82,363  $167,006

Noncash investing and financing activities
included:
  Assets acquired under capital lease
  obligations.............................    30,359  18,335    37,923
  Common stock issued for network
  construction............................       --    4,500       --
  Conversion of preferred stock and
  convertible debentures..................       --   60,791       --
  Common stock issued for acquisitions....     3,375 560,702       --
  Value of options and warrants exchanged
  for options and warrants of Destia......       --  111,573
  Exchange of senior debt.................       --  205,790       --



(20) CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

            The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands except per share data):

                                             2000 QUARTERS ENDED
                               -------------------------------------------------
                                MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                               -------------------------------------------------
Operating revenues.........     $180,678    $203,034    $200,549    $165,192 (a)
Restructuring and
impairment.................          571       3,359       1,168     894,901 (b)
Operating loss.............      (78,149)    (91,264)    (98,586) (1,092,099)(c)
Interest income............        7,346      10,813       8,243       5,579
Interest expense...........      (48,385)    (54,209)    (55,095)    (54,941)
Dividends on convertible
preferred securities.......       (1,780)     (9,946)    (10,507)    (10,721)
Net loss attributable to
common stockholders........     (120,968)   (144,606)   (155,945) (1,152,182)
                               -------------------------------------------------
Net loss per common share
attributable to common
stockholders...............       $(2.51)     $(2.87)     $(3.09)    $(22.80)
                               =================================================


                                             1999 QUARTERS ENDED
                               -------------------------------------------------
                                MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                               -------------------------------------------------
Operating revenues.........     $61,641     $68,704     $80,032     $122,724 (d)
Restructuring and
impairment..................         --          --          --       13,206 (e)
Operating loss.............     (17,773)    (16,923)    (20,203)     (52,250)(f)
Interest income............       6,828       6,937       7,648        5,309
Interest expense...........     (26,166)    (35,498)    (35,681)     (40,064)
Dividends on convertible
preferred securities.......      (1,177)       (164)         --           --
Net loss attributable to
common stockholders........     (38,288)    (45,648)    (48,236)     (87,005)
                               -------------------------------------------------
Net loss per common share
attributable to common
stockholders...............      $(1.65)     $(1.77)     $(1.48)      $(2.40)
                               =================================================


--------------
     (a) Operating revenues declined during the quarter ended December 31, 2000 as compared to the prior quarter primarily as a result of a decrease in the amount of capacity sales revenues recognized.

     (b) Restructuring and impairment charges recognized in the fourth quarter of 2000 consist primarily of impairment of goodwill and certain intangible assets, as well as the write-down of certain fixed assets. These changes are attributable to the Company's reassessment of its ability to recover certain assets, reflecting changes in the Company's business and the dynamics of the overall telecommunications environment.

     (c) Operating loss increased during the fourth quarter of 2000 primarily due to the decrease in the total amount of capacity sales revenues recognized, the impairment of the Company's property and equipment at December 31, 2000 (See "Note (14) Restructuring and Impairment"), and an increase in selling, general and administrative expenses related to adjustments to reserves for doubtful accounts and venture investments associated with the 2001 restructuring of operations.

     (d) Operating revenues increased during the quarter ended December 31, 1999 as compared to the prior quarter primarily as a result of the recognition of income related to the acquisition of Destia and an increase in the number of revenue minutes billed from the third quarter to the fourth quarter of 1999.

     (e) Restructuring and impairment charges recognized in the fourth quarter of 1999 represent charges related to the streamlining of the Company's organizational structure and the strategic repositioning of certain operations, primarily as a result of the merger with Destia.

     (f) Operating loss increased during the quarter ended December 31, 1999 primarily as a result of increased operating expenses (net of increased operating revenues) related to the Destia acquisition, restructuring and impairment charges, increased depreciation expense associated with the Company's infrastructure initiatives, and goodwill amortization expense associated with the Destia acquisition.


(21) SEGMENT AND GEOGRAPHIC DATA

            As a result of the integration of the Company's acquisitions, commencing with the third quarter of 2000, the Company's chief operating decision maker began monitoring the Company's operations under two business segments: Wholesale/Consumer Voice and Broadband/Enterprise. These business segments, which were created following publication of the Company's 1999 annual results, were set up to market, sell, service and support different classes of customers. This segment data is used by the Company's chief operating decision maker in his review of the performance of these two business segments, and is based on assumptions and allocations which he deems reasonable. Prior period results have been reclassified to conform to the current period's presentation. Segment data reflects the acquisition of Destia, included in the Wholesale/Consumer Voice segment for the year ended December 31, 2000, and also the acquisition of Comms UK, included in the Broadband/Enterprise segment from February 29, 2000, the date of acquisition.

            The Company markets and sells its products and services through its Wholesale/Consumer Voice and Broadband/Enterprise segments. The information below summarizes revenue and EBITDA(1) by segment for the years ended December 31 (in thousands), with the exception of EBITDA(1) for 1998, for which the Company believes restatement is impractical:


                                        1999                 2000
                           1998   -----------------------------------------
                         REVENUE   REVENUE  EBITDA(1)   REVENUE   EBITDA(1)
                       ----------------------------------------------------
Wholesale/Consumer
  Voice...............    $85,447  $209,417 $(21,852) $478,065   $(98,132)
Broadband/Enterprise..     49,741   123,684    3,820   271,388    (58,799)
                       ----------------------------------------------------

Total.................   $135,188  $333,101 $(18,032) $749,453  $(156,931)
                       ====================================================

-------------
     (1) As used herein, EBITDA consists of earnings before interest, income taxes, restructuring and impairment charges, extraordinary loss, dividends on convertible preferred stock and depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

            The information below summarizes total assets by segment as of December 31 (in thousands):


                                    1999             2000
                               ---------------------------------
Wholesale/Consumer Voice....   $1,316,916          $307,988
Broadband/Enterprise........      798,763         1,450,385
Corporate...................      588,418           397,014
                               ---------------------------------
Total.......................   $2,704,097        $2,155,387
                               =================================

            The information below summarizes revenue by geographic area for the years ended December 31 (in thousands):

                                                       1998     1999     2000
                                                   ----------------------------
Western Europe...................................   $62,946  $222,589  $458,612
North America....................................    56,172   100,925   283,589
Other............................................    16,070     9,587     7,252
                                                    ---------------------------
  Consolidated...................................  $135,188  $333,101  $749,453
                                                   ============================

            The information below summarizes long-lived assets by geographic area as of December 31 (in thousands):

                                                           1999      2000
                                                        ----------------------
Western Europe.........................................   $746,107  $1,286,629
North America (1)......................................  1,103,129     164,424
Latin America..........................................        201         356
                                                        ----------------------
  Consolidated......................................... $1,849,437  $1,451,409
                                                        ======================

----------
(1) Included in long-lived assets is net goodwill and other identifiable intangibles related to the acquisition of Destia of approximately $942 million and $36 million as of December 31, 1999 and December 31, 2000, respectively.


(22) REGULATORY MATTERS

            The Company is subject to regulation in countries in which it does business. The Company believes that an adverse determination as to the permissibility of the Company's services under the laws and regulations of any such country would not have a material adverse long-term effect on its business.


(23) RELATED PARTY TRANSACTIONS

            On June 3, 1998, the Company entered into a Mutual Cooperation Agreement with Martin Varsavsky, then a greater than ten percent stockholder of the Company and Jazz Telecom S.A., pursuant to which Mr. Varsavsky agreed to lock-up his Viatel shares for a specified period, and the Company agreed to release any past claims which the Company had against either Jazz Telecom S.A. or Mr. Varsavsky in exchange for their respective release of any claims against the Company. On November 13, 1998, Mr. Varsavsky entered into an additional lock-up agreement with the Company pursuant to which Mr. Varsavsky agreed that he would not sell, contract to sell, announce an intention to sell, pledge or otherwise dispose of his shares of the Company's common stock, either directly or indirectly, without the prior written consent of the Company until after August 12, 1999.

            During 1998 and 1999, the Company entered into agreements with Cignal Global Communications, Inc. ("Cignal"), pursuant to which the Company sold network transmission systems. Consideration received was in the form of 650,000 and 350,000 shares of Cignal's common stock, respectively. The Company recognized $3.25 million and $1.75 million of revenue in 1998 and 1999, respectively, the fair value of the network transmission systems. In October 2000, Cignal was acquired by Priority Telecom. The Company's Chairman and Chief Executive Officer was a director of Cignal from 1998 to April 2000.

            During 1999, the Company entered into agreements with Sonic Telecommunications International ("Sonic") pursuant to which the Company sold network transmission systems. Consideration received was in the form of notes receivable amounting to approximately $7.1 million at December 31, 1999. The Company recognized $6.7 million of revenue in 1999, which represents the fair value of the network transmission systems. In addition, during 2000 the Company purchased a total of $2.4 million of stock in Sonic for a combination of cash and network capacity. Due to the unlikely collectibility of the notes receivable and the doubtful recoverability of the Company's investment, the Company wrote off these assets in the fourth quarter of 2000. The Company's Chairman and Chief Executive Officer was a director of Sonic until March 2001.

            In May 2000, we executed definitive agreements relating to a strategic alliance with Intira Corporation, a provider of both out-sourced, electronic-commerce solutions and complex Internet hosting services. Under the terms of this 10-year alliance, we were to provide virtually all of Intira's trans-Atlantic and pan-European bandwidth requirements and to also provide Intira with data center space at in-service network centers. In exchange for these services, which were to be provided at specified discounts from market rates, we received 504,919 shares of Intira's common stock, an amount equal to 4.99% of the shares of common stock and preferred stock of Intira then outstanding. Under the terms of this arrangement, Intira was to provide to us, on a non-exclusive basis, back-office and technical expertise to allow us to provide advanced hosting services to our existing and future customer base. On September 12, 2000, the Company sent a written default notice to Intira as a result of their failure to pay amounts due in connection with the Company's development of the data center space on behalf of Intira. We have since filed suit to recover damages of at least $26 million. As a result, we have denied Intira access to our data center space, and have been seeking and will continue to seek alternative uses for such space. From May 2000 through December 19, 2000, the Company's Chairman and Chief Executive Officer was a director of Intira.



(24)SUBSEQUENT EVENT

            On March 6, 2001, the Company was advised by NASDAQ that if by June 4, 2001 the closing bid price of its common stock fails to be at least $5.00 for at least 10 consecutive trading days, NASDAQ will commence a delisting action against the Company. A delisting action by NASDAQ would result in a material adverse effect on the liquidity of the Company's common stock.




                          VIATEL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                           ADDITIONS
                                BALANCE     CHARGED                         BALANCE
                                   AT       TO COST                           AT
                               BEGINNING      AND                   OTHER   END OF
          DESCRIPTION          OF PERIOD    EXPENSES   RETIREMENTS CHANGES OF PERIOD
------------------------------------------------------------------------------------
Reserves and allowances deducted
  from asset accounts:
Allowances for uncollectible
  accounts receivable
  Year ended December 31, 1998    1,041       4,225         544      --       4,722
  Year ended December 31, 1999    4,722      11,511       6,199      --      10,034
  Year ended December 31, 2000   10,034      81,176       1,379      --      89,831
Allowances for asset
  impairment
  Year ended December 31, 1998      560          --          --      --         560
  Year ended December 31, 1999      560          --          --      --         560
  Year ended December 31, 2000      560          --          --      --         560


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information with respect to our directors and executive officers as of April 9, 2001.


NAME                             AGE                   POSITION
----                             ---    ----------------------------------------
Michael J. Mahoney(1)(2)......   42     Chairman of the Board and Chief
                                        Executive Officer
William C. Murphy.............   46     President and Director
Allan L. Shaw(1)..............   37     Chief Financial Officer and Director
Francis J. Mount..............   59     Chief Technology Officer and Director
Lawrence G. Malone............   49     Executive Vice President, Managing
                                        Director Broadband
James P. Prenetta.............   38     Senior Vice President, General Counsel
                                        and Secretary
Wayne Myers...................   47     Senior Vice President, Business
                                        Development
Jan M. Sarro..................   46     Senior Vice President, Managing
                                        Director North America
David W. Robertson............   47     Senior Vice President, Managing
                                        Director Enterprise
Roger Paul....................   53     Senior Vice President, Engineering and
                                        Operations
Glenn K. Davidson.............   46     Senior Vice President, Corporate
                                        Communications and External Affairs
Ellen S. Rudin................   38     Senior Vice President, Global Real
                                        Estate Acquisition and Administration
John G. Graham(1)(2)(3).......   62     Director
Paul G. Pizzani(1)(2)(3)......   41     Director
Edward C. Schmults............   70     Director
John R. Muse..................   50     Director


-----------
(1)   Member of the Directors Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.

            MICHAEL J. MAHONEY. Mr. Mahoney has served as Chief Executive Officer of Viatel since September 1997 and as its Chairman of the Board since September 1998. Mr. Mahoney has been a director of Viatel since 1995. Mr. Mahoney was also Viatel's President from September 1996 to February 2000, Chief Operating Officer from September 1996 to September 1997, Executive Vice President, Operations and Technology from July 1994 to September 1996 and Managing Director, Intercontinental from January 1996 to September 1996. From August 1990 to June 1994, Mr. Mahoney was employed by SITEL Corporation, a teleservices company, most recently as President, Information Services Group. From August 1987 to August 1990, Mr. Mahoney was employed by URIX Corporation, a manufacturer of telecommunications hardware and software, in a variety of sales and marketing positions.

            WILLIAM C. MURPHY. Mr. Murphy has served as President of Viatel since February 2000 and as a director since March 2000. From 1988 to January 2000, Mr. Murphy was employed by British Telecom, most recently as its Director of Customer Service, Sales and Marketing, United Kingdom Corporate Clients Business Division. Before joining British Telecom, Mr. Murphy worked for ITT WorldCom for eight years.

            ALLAN L. SHAW. Mr. Shaw has served as Chief Financial Officer of Viatel since January 1996 and as a director since June 1996. Mr. Shaw served as Viatel's Treasurer from September 1996 to April 1998 and as its Corporate Controller from November 1994 to December 1995. From August 1987 to November 1994, Mr. Shaw was employed by Deloitte & Touche LLP, most recently as a Manager. Mr. Shaw is a Certified Public Accountant and a member of the American Institute and New York State Society of Certified Public Accountants.

            FRANCIS J. MOUNT. Mr. Mount has served as Chief  Technology  Officer of Viatel since March 2000 and as a director since June 1998. Prior to assuming such position, Mr. Mount served as Senior Vice President, Engineering and Network Operations from December 1997 to March 2000. Prior to joining Viatel, Mr. Mount was Senior Vice President, Business Initiatives of Primus Telecommunications Group from October 1997 to December 1997, responsible for Internet telephony, European operations and network quality. From June 1997 to October 1997, Mr. Mount was Executive Vice President and Chief Operating Officer of Telepassport, Inc. and was Vice President and Chief Operating Officer of Telepassport, Inc. from January 1996 to June 1997. From 1990 to January 1996, Mr. Mount was employed by MCI, most recently as Director, Global Technical Services, responsible for international development, alliance management and all technical operations and services outside the United States, including the construction and maintenance of large networks such as Hyperstream, "Concert" and private networks for large accounts such as J.P. Morgan, Procter and Gamble and I.B.M. From March 1967 to December 1989, Mr. Mount was employed by AT&T in various positions.

            LAWRENCE G. MALONE. Mr. Malone has served as Executive Vice President, Managing Director Broadband since January 2001. Prior to assuming such position, Mr. Malone served as Executive Vice President, Wholesale Sales and Marketing from March 2000 to January 2001, as Senior Vice President, Global Sales and Marketing from May 1997 to March 2000, as Vice President and Managing Director, Intercontinental from September 1996 to May 1997 and as its Vice President of Sales for Carriers/Wholesale from January 1995 to September 1996. From December 1993 to December 1994, Mr. Malone was employed by Frame Relay Technologies, a communications equipment manufacturer, as Director of Sales. From December 1987 to November 1993, Mr. Malone was employed by Republic Telcom Systems, a voice/data networking company, most recently as Vice President of Sales and Marketing.

            JAMES P. PRENETTA. Mr. Prenetta has served as Senior Vice President and General Counsel of Viatel since March 2000. Prior to assuming such position, Mr. Prenetta served as Vice President and General Counsel from August 1999 to March 2000. Mr. Prenetta has also served as Secretary since December 1999. Prior to joining Viatel, Mr. Prenetta was a partner at the law firm of Kelley Drye & Warren LLP from January 1998 to August 1999, where he specialized in a variety of areas of corporate representation, including securities, venture capital, finance and mergers and acquisitions. Prior to becoming a partner at Kelley Drye & Warren LLP, Mr. Prenetta was an associate at that firm from November 1995 to January 1998. From September 1987 to November 1995, Mr. Prenetta was an associate at the law firm of Mudge Rose Guthrie Alexander & Ferdon. Since August 1999, Mr. Prenetta has been Of Counsel to the law firm of Kelley Drye & Warren LLP.

            WAYNE MYERS. Mr. Myers has served as Senior Vice President, Business Development of Viatel since January 2001. Prior to assuming such position, Mr. Myers served as President, European Operations of Viatel from March 2000 to January 2001, as Vice President, European Sales from January 1999 to March 2000 and as General Manager, European Sales from July 1997 to January 1999. From February 1996 to June 1997, Mr. Myers was Channel Sales Director of PSI Net. From November 1994 to February 1996, Mr. Myers was a Sales Director for LDDS/WorldCom. From June 1993 to November 1994, Mr. Myers was President of the Gold Club, a direct mail Company. From February 1988 to June 1993, Mr. Myers was employed by Cable & Wireless Communications, Inc. in various capacities, most recently as a National Account Director.

            JAN M. SARRO. Ms. Sarro has served as Senior Vice President, Managing Director North America since January 2001. Prior to assuming such position, Ms. Sarro served as President, North American Operations from March 2000 to January 2001, as Vice President, Carrier Sales from January 1999 to March 2000, and as Viatel's General Manager, Carrier Sales from January 1998 to January 1999. Prior to joining Viatel, Ms. Sarro was a Vice President of Primus Telecommunications Group from October 1997 to December 1997. From September 1995 to October 1997, Ms. Sarro was Vice President, Sales and Marketing of
Telepassport, Inc. From 1987 to August 1995, Ms. Sarro served in various positions at a predecessor of WorldCom, most recently as Vice President of Product Development and Carrier Sales. From 1983 until 1987, Ms. Sarro was Director of Sales Administration and Customer Service for Argo Communications.

            DAVID W. ROBERTSON. Mr. Robertson has served as Senior Vice President, Managing Director Enterprise of Viatel since January 2001. Prior to becoming Senior Vice President, Managing Director, Enterprise, Mr. Robertson served as Managing Director, Viatel Global Communications, Limited from March 2000 to January 2001. Prior to joining Viatel through its acquisition of Comms UK, Mr. Robertson had been employed with AT&T for approximately eighteen years where he served in a variety of senior management positions both in the United States and the United Kingdom.

            ROGER PAUL. Mr. Paul has served as Senior Vice President, Engineering and Operations since March 2000. Prior to joining Viatel through its acquisition of Comms UK, Mr. Paul had been employed by AT&T for more than twenty years where he served in a variety of senior management positions, including the Director of Network Services, in which he was responsible for the development and implementation of AT&T's first pan-European data network.

            GLENN K. DAVIDSON. Mr. Davidson has served as Senior Vice President, Corporate Communications and External Affairs since March 2000. Prior to assuming such position, Mr. Davidson served as Vice President, Corporate Communications and External Affairs from August 1998 to March 2000. Prior to joining Viatel, Mr. Davidson was employed by the Computer & Communications Industry Association as Executive Vice President, Chief Operating Officer and Corporate Secretary from September 1995 to July 1998. From November 1994 to
September 1995, Mr. Davidson was an independent consultant. From May 1994 to November 1994, Mr. Davidson was the Campaign Manager for Douglas Wilder's bid for election to the United States Senate. From August 1991 to January 1994, Mr. Davidson was employed by the Office of Governor, Commonwealth of Virginia, most recently as Chief of Staff. From January 1990 to August 1991, Mr. Davidson was the Director of the Virginia Liaison Office, Commonwealth of Virginia. From 1985 to 1990, Mr. Davidson was employed by the Computer & Communications Industry Association in various capacities.

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

            JOHN G. GRAHAM. Mr. Graham has served as a director of Viatel since June 1998. Mr. Graham has been the President and Chief Executive Officer of Utilities Mutual Insurance Company since May 1999, a position he assumed following his retirement from GPU Service, Inc. From December 1998 to May 1999, Mr. Graham was an Executive Vice President of GPU Service, Inc. and from 1987 to December 1998, was Senior Vice President and Chief Financial Officer of GPU, Inc., a domestic and international electric utility and independent power generation company. Mr. Graham was employed by GPU in various other capacities from 1976 to 1987. From 1970 to 1976, Mr. Graham was a partner in the law firm of Ruprecht and Graham, Newark, New Jersey. From 1993 to 1997, Mr. Graham served as a Director and Chairman of the Audit Committee of Edisto Resources, Inc., which was engaged in the exploration, production and marketing of natural gas and oil. Mr. Graham is also a director and chairman of the Audit Committee of CoHo Energy, Inc., of Dallas, Texas, an oil and gas production company.

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

            EDWARD C. SCHMULTS. Mr. Schmults has served as a director of Viatel since December 1999 and was a director of Destia prior to its acquisition by Viatel. Mr. Schmults served as Senior Vice President and General Counsel of GTE Corporation from February 1984 to June 1994. Mr. Schmults has held various positions in government, including Deputy Attorney General of the United States and Under Secretary of the U.S. Treasury Department. Mr. Schmults was a partner with White & Case, a law firm in New York City. Mr. Schmults is a Director of Greenpoint Financial Corp., The Germany Fund, The Central European Equity Fund and Deutsche Asset Management VIT Funds. Mr. Schmults is also Chairman of the Board of Trustees of The Edna McConnell Clark Foundation, a charitable foundation.

            JOHN R. MUSE. Mr. Muse has been a Director of Viatel since March 2000. Mr. Muse is the Chief Operating Officer of Hicks, Muse, Tate & Furst Incorporated, a private investment firm. Before joining Hicks Muse in 1989, Mr. Muse was with Prudential Securities, heading its investment/merchant banking activities for the Southwest region of the United States. Prior to joining
Prudential Securities, from 1980 to 1984 Mr. Muse served as a Senior Vice President and Director of Schneider, Bernet & Hickman, Inc. and was responsible for its investment banking activities. Mr. Muse is Chairman of Sunrise Television Corp., Arena Brands Holding Corp. and Glass's Information Services. Mr. Muse serves as a director of several portfolio companies in which Hicks Muse has invested, including Regal Cinemas Inc., Suiza Foods Corporation, Olympus Real Estate 4 Corporation, LIN Television Corporation, Premier Brands International and Media Capital. Mr. Muse also serves as a director of the Southern Methodist University Edwin L. Cox School of Business and the Andersen School of Management at the University of California at Los Angeles.

BOARD OF DIRECTORS

            Our board of directors currently is comprised of eight directorships. The board consists of three classes: Class A, Class B and Class
C. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Class A directors were elected at our annual meeting of stockholders in 2000, Class B directors will be elected at our annual meeting to be held in the year 2001 and Class C directors will be elected at our annual meeting to be held in the year 2002. In connection with our March 2000 $325 million private placement of shares of preferred stock, certain holders of such shares were granted the right to elect, as a class, one director to our board. This director has been elected as a Class C director. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired or otherwise left office.

            Our board has established three standing committees, a Compensation Committee, an Audit Committee and a Directors Committee. In January 2001, our Board also established a Special Committee. The current members of the Compensation Committee are Messrs. Mahoney, Graham and Pizzani; the current members of the Audit Committee are Messrs. Graham and Pizzani; the current members of the Directors Committee are Messrs. Mahoney, Shaw, Graham and Pizzani; and the current members of the Special Committee are Messrs. Mahoney, Graham, Pizzani, Schmults and Muse. The Compensation Committee reviews general policy matters relating to compensation and benefits of our employees and officers and administers our stock incentive plans. The Audit Committee recommends to our board the firm of independent public accountants to audit our financial statements, reviews with management and the independent accountants our interim and year-end operating results, considers the adequacy of our internal controls and audit procedures and reviews the non-audit services to be performed by the independent accountants. The Directors Committee searches for and interviews prospective directors, makes recommendations to the our board regarding the size of the board and candidates to fill vacancies on the board, including vacancies created by reason of an increase in the size of the board and nominates candidates for election to the board. The Special Committee has been established to consider any strategic proposals that may be presented to the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act requires our directors, certain officers and persons holding more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC and the NASDAQ National Market. Directors, certain officers and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all reports that they file. Based on our review of copies of such forms provided to us, we believe that all filing requirements were complied with during the fiscal year ended December 31, 2000, except for one late Form 4 filing by Ellen Rudin, Senior Vice President, Global Real Estate Acquisition and Administration, reporting one transaction. Ms. Rudin's filing was made one day late.

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to our chief executive officer during 2000, and our other four most highly compensated executive officers during 2000 whose aggregate cash and cash equivalent compensation exceeded $100,000.

                                 ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                 -------------------             ----------------------
                                                       OTHER
                                                       ANNUAL    RESTRICTED   SECURITIES       ALL
NAME AND PRINCIPAL                                  COMPENSATION   STOCK      UNDERLYING      OTHER
POSITION                YEAR  SALARY($) BONUS($)(1)    ($)(2)    AWARDS($)(3) OPTIONS(#)  COMPENSATION(4)
--------                ----  --------- ----------- ------------ ------------ ----------- --------------

Michael J. Mahoney,..   2000  $562,497  $337,500        $--      $8,526,230     779,560       $    --
CHAIRMAN AND CHIEF      1999   367,833   425,000         --       1,885,937      90,474        10,000
EXECUTIVE OFFICER       1998   289,583   260,000                         --     360,771        10,000

Alfred West (5),.....   2000   400,008        --         --       1,058,760          --            --
VICE CHAIRMAN OF THE
BOARD OF DIRECTORS

William C. Murphy (6),  2000   395,000   451,813(7)      --       2,306,712     426,500            --
PRESIDENT


Lawrence G. Malone,..   2000   348,008   180,965         --       2,631,618     311,800            --
EXECUTIVE VICE          1999   232,850   245,000         --         693,289      42,642        10,000
PRESIDENT, WHOLESALE    1998   155,833   110,000         --              --     138,140         9,350
SALES AND MARKETING

Francis J. Mount,....   2000   300,000   180,000         --       2,631,618     311,800            --
CHIEF TECHNOLOGY        1999   228,417   250,000         --         693,289      42,642        10,000
OFFICER                 1998   175,000   107,500         --              --     122,500        10,000


-----------

    (1) Amounts reported for 1999 include $39,000, $43,720 and $50,000 for Messrs. Mahoney, Malone and Mount, respectively, taken in the form of shares of restricted common stock.

    (2) The aggregate value of the perquisites and other personal benefits received by each named executive has not been reported because such amount was below the SEC's required reporting threshold.

    (3) Calculated based on the fair market value of our common stock on the date the restricted stock was granted -- $43.00 per share for the shares granted on June 1, 1999, $52.938 per share for the shares granted on January 3, 2000, $44.688 per share for shares granted on February 2, 2000 (shares at this price granted solely to Mr. Murphy) and $1.625 per share for the shares granted on December 27, 2000. The stock performance criteria associated with the shares of restricted stock granted in June 1999, January 2000 and February 2000 vested on March 29, 2000 when our common stock traded at or above $60 per share for a twenty (20) consecutive business day period. These shares remain subject to a minimum two-year employment requirement but would vest upon a change of control or a termination of the named executive without "cause" or upon his resignation for "good reason". The fair market value of the shares of restricted stock held by Messrs. Mahoney, West, Murphy, Malone and Mount at December 31, 2000 was $1,473,836, $74,380, $548,553, $445,808 and $445,808.

    (4)  Represents matching contributions under our 401(k) plan.

    (5)  Mr. West resigned as the Vice Chairman of our board in February 2001.

    (6)  Mr. Murphy began his employment with us in February 2000.

    (7) Includes a one time special signing bonus in the amount of $200,000 paid to Mr. Murphy when he commenced employment with Viatel.


STOCK OPTION GRANTS

            The following table sets forth information regarding grants of options to purchase common stock made by us during the fiscal year ended December 31, 2000 to each of the executives named in the summary compensation table. No stock appreciation rights were granted during 2000.


                                 OPTION GRANTS IN 2000
                                   INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE
                 ---------------------------------------------------        VALUE AT
                                PERCENT OF                                 ASSUMED ANNUAL
                  NUMBER OF       TOTAL                                 RATES OF STOCK PRICE
                 SECURITIES      OPTIONS                                  APPRECIATION FOR
                 UNDERLYING     GRANTED TO     EXERCISE                    OPTION TERM (3)
                   OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION    -----------------------
NAME             GRANTED (#)     2000(1)     ($/SHARE)(2)    DATE          (5%)        (10%)
----             ----------    ------------  ------------ ----------     -------      -------
Michael J.
  Mahoney......  411,000(4)(5)     6.7%         $49.313     01/04/10  $12,746,211  $32,301,403
                 368,560(4)(6)     6.0            1.625     12/27/10      376,651      954,508


Alfred West....       --            --               --           --           --           --

William C.
  Murphy.......  189,000(4)(5)     3.1           49.313     01/04/10    5,861,397   14,853,930
                  50,000(4)(7)     0.8           14.00      07/31/10      440,226    1,115,620
                 187,500(4)(6)     3.1            1.625     12/27/10      191,616      485,593

Lawrence G.
  Malone.......  126,000(4)(5)     2.1           49.313     01/04/10    3,907,598    9,902,620
                 185,800(4)(6)     3.0            1.625     12/27/10      189,879      481,191

Francis J.
  Mount........  126,000(4)(5)     2.1           49.313     01/04/10    3,907,598    9,902,620
                 185,800(4)(6)     3.0            1.625     12/27/10      189,879      481,191


-----------

(1) We granted options to purchase a total of 6,117,902 shares of our common stock during 2000.

(2) The exercise price was equal to the fair market value of the shares of common stock underlying the options on the grant date.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the common stock over the term of the options. These assumptions are based on rules promulgated by the SEC and do not reflect our estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We may file for bankruptcy protection; holders of our common stock and preferred stock may be severely diluted or eliminated entirely in connection with a bankruptcy filing or restructuring transaction."

(4) Options granted to the executives named in the summary compensation table vest upon a change in control. See "--Employment Agreements."

(5) Options to purchase shares of our common stock vested and became exercisable as to 33.34% of these options on January 4, 2001 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 33.33% of these options.

(6) Options to purchase shares of our common stock will vest and become exercisable as to 33.34% of these options on December 27, 2001 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 33.33% of these options.

(7) Options to purchase shares of our common stock will vest and become exercisable as to 33.34% of these options on July 31, 2001 and the remainder will vest and become exercisable on each successive anniversary date thereafter to the extent of 33.33% of these options.

AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

            The following table sets forth information regarding the number of options exercised by each of the executives named in the summary compensation table during 2000 and the year-end value of unexercised options held at December 31, 2000. No stock appreciation rights were exercised by these executives during 2000.

                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                    SHARES                       UNDERLYING                 "IN-THE-MONEY"
                   ACQUIRED                     UNEXERCISED               OPTIONS AT FISCAL
                      ON         VALUE       OPTIONS AT FISCAL                YEAR-END ($)
                   EXERCISE    REALIZED         YEAR-END (#)           EXERCISABLE/UNEXERCISABLE
     NAME             (#)         ($)     EXERCISABLE/UNEXERCISABLE              (1)
     ----          --------    --------   -------------------------    -------------------------

Michael J.
  Mahoney.....      100,000  $6,408,800(2)     582,636/768,169                $0/771,765
                     13,333     647,824(3)
                     20,000     303,000(4)

Alfred West...           --          --             --/--                      0/0

William C.
  Murphy......           --          --             --/426,500                 0/392,625

Lawrence G.
  Malone......       23,333   1,385,980(5)     196,219/315,673                 0/389,065
                     22,223   1,305,601(5)
                     25,000   1,506,250(5)
                      7,000     418,250(5)

Francis J.
  Mount.......       13,335     865,108(6)      92,054/307,877                 0/389,065
                     20,333   1,308,937(6)
                      7,501     447,247(6)
                     12,842     603,574(6)

---------------
(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The fair market value of our common stock issuable upon exercise of options at December 31, 2000 was $3.719.

(2) The amount set forth represents the difference between $69.938 per share, the fair market value of our common stock issuable upon exercise of these options at March 9, 2000, and the exercise price of the option, multiplied by the applicable number of options.

(3) The amount set forth represents the difference between $54.438 per share, the fair market value of our common stock issuable upon exercise of these options at March 30, 2000, and the exercise price of the option, multiplied by the applicable number of options.

(4) The amount set forth represents the difference between $21.00 per share, the fair market value of our common stock issuable upon exercise of these options at May 23, 2000, and the exercise price of the option, multiplied by the applicable number of options.

(5) The amount set forth represents the difference between $65.25 per share, the fair market value of our common stock issuable upon exercise of these options at March 14, 2000, and the exercise price of the option, multiplied by the applicable number of options.

(6) The amount set forth represents the difference between $69.875 per share, the fair market value of our common stock issuable upon exercise of these options at March 7, 2000, and the exercise price of the option, multiplied by the applicable number of options.


EMPLOYMENT AGREEMENTS

            We have executed employment agreements with Messrs. Mahoney, Murphy, Malone and Mount, pursuant to which Mr. Mahoney serves as our Chief Executive Officer, Mr. Murphy serves as our President, Mr. Malone serves as our Executive Vice President, Managing Director Broadband and Mr. Mount serves as our Chief Technology Officer. The term of the Mahoney employment agreement extends for a period of three years, and the term of the employment agreement of each of Messrs. Murphy, Malone and Mount extends for a period of two years, in each case unless earlier terminated in accordance with the terms of the respective agreement. Pursuant to the respective employment agreements, Mr. Mahoney is entitled to receive an annual base salary of at least $450,000 (subject to adjustments), Mr. Murphy is entitled to receive an annual base salary of at least $395,000 and Messrs. Malone and Mount are each entitled to receive an annual base salary of at least $250,000, subject, in each case, to increases approved from time to time by the compensation committee of our board in its sole discretion. In addition, Mr. Mahoney's is eligible for an annual cash bonus payment equal to 140% of his base salary, Mr. Murphy is eligible for an annual cash bonus payment equal to 100% of their base salary and each of Messrs. Mount and Malone are eligible for an annual cash bonus payment equal to 80% of their respective base salaries, in each case multiplied by a bonus multiple ranging from 0.6 to 2.0 determined based upon a comparison of actual versus budgeted EBITDA and revenue figures. Each of these employment agreements also (1) provides that the executive is entitled to receive annual grants of stock options or restricted stock in amounts to be determined by the our board (or any committee thereof) in its sole and absolute discretion, (2) provides that following a change in control (defined therein), we will be obligated to pay the executive an amount equal to the severance amount (defined therein), together, in the case of Messrs. Mahoney, Murphy, Mount and Malone, any applicable excise tax gross up on such amount, if the executive's employment is terminated, and
(3) with respect to each executive, includes a non-competition covenant and contains a prohibition on the solicitation of our employees.

            For purposes of each of the foregoing employment agreements, "change in control" is defined to mean such time as (1) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act, becomes the ultimate "beneficial owner" (as defined in Rule 13d-3 of the Securities Exchange Act) of more than 50% of the total voting power of our then outstanding voting stock on a fully diluted basis or (2) individuals who at the beginning of any period of two consecutive calendar years constituted our board (together with any new directors whose election by our board or whose nomination for election by our stockholders was approved by a vote of at least two-thirds of the members of our board then still in office who either were members of our board at the beginning of this period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the members of our board then in office.

STOCK INCENTIVE PLANS

            At our stockholders' meeting in 2000, our stockholders approved the Viatel, Inc. 2000 Stock Incentive Plan. We had previously adopted, with stockholder approval, an Amended Stock Incentive Plan, the Amended and Restated 1999 Flexible Incentive Plan (previously a Destia plan) and the Amended and Restated 1996 Flexible Incentive Plan (previously a Destia plan), collectively referred to as the "Plans". Pursuant to the Plans, "non-qualified" stock options to acquire shares of common stock may be granted to our employees, directors and consultants, and "incentive" stock options to acquire shares of common stock may be granted to our employees, including employee-directors. The Plans also provide for the grant of stock appreciation rights and shares of restricted common stock to our employees, directors and consultants.

            The Plans are currently administered by the compensation committee of our board. The 2000 Stock Incentive Plan allows for the issuance of up to a maximum of 5,200,000 shares of common stock of which 1,487,500 shares remain available for grant. In addition, there are 641,222 shares that remain available for grant under the other Plans. As a result of our acquisition of Destia, virtually all options granted by Destia prior to the merger under either the 1999 Flexible Incentive Plan and the 1996 Flexible Incentive Plan vested and became exercisable. Any options granted under the 1999 Flexible Incentive Plan and the 1996 Flexible Incentive Plan after our acquisition of Destia are subject to accelerated vesting only as described below. Under the Plans, the option price of any incentive stock option may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of a non-qualified stock option may be less than the fair market value on the date the non-qualified stock option is granted if our board or the compensation committee so determines. An incentive stock option may not be granted to a "ten percent stockholder" (as that term is defined in Section 422A of the Internal Revenue Code of 1986) unless the exercise price is at least 110.0% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Each option granted pursuant to the Plans is evidenced by a written agreement, which contains the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. Common stock subject to a restricted stock purchase or bonus agreement is transferable only as provided in that agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

            For options to qualify as incentive stock options, the aggregate fair market value, determined on the date of grant, of the shares with respect to which the incentive stock options are exercisable for the first time by the grantee during any calendar year may not exceed $100,000. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the compensation committee, in whole or in part,

            o   with shares of common stock,

            o by irrevocable direction to an approved securities broker to sell shares and deliver all or a portion of the proceeds to us,

            o by delivery of a promissory note with any provisions that our board determines appropriate, or

            o   in any combination of these three possibilities.

            In addition, our compensation committee, in its sole discretion, may authorize the surrender by an optionee of all or part of an unexercised stock option and authorize a payment in consideration thereof of an amount equal to the difference between the aggregate fair market value of the shares of common stock subject to the stock option and the aggregate option price per share of such common stock. In the discretion of our board, this payment may be made in cash, shares of common stock with a fair market value on the date of surrender equal to the payment amount or some combination of the two.

            The Plans provide that outstanding options, restricted shares of common stock or stock appreciation rights vest in their entirety and become exercisable, or with respect to restricted common stock, are released from restrictions on transfer and repurchase rights, in the event of a "corporate transaction," unless assumed by the successor corporation. For purposes of the Plans, a corporate transaction includes any of the following stockholder-approved transactions to which we are a party:

            o a merger or consolidation in which we are not the surviving entity, other than a transaction the principal purpose of which is to change the state of our incorporation, or a transaction in which our stockholders immediately prior to the merger or consolidation hold (by virtue of securities received in exchange for their shares in us) securities of the surviving entity representing more than 50.0% of the total voting power of that entity immediately after the transaction,

            o the sale, transfer or other disposition of all or substantially all of our assets unless our stockholders immediately prior to the sale, transfer or other disposition hold (by virtue of securities received in exchange for their shares in us) securities of the purchaser or other transferee representing more than 50.0% of the total voting power of that entity immediately after the transaction, or

            o any reverse merger in which we are the surviving entity but in which our stockholders immediately prior to the merger do not hold (by virtue of their shares in us held immediately prior to such transaction) securities of us representing more than 50.0% of our total voting power immediately after the transaction.


EMPLOYEE STOCK PURCHASE PLAN

            We have adopted an Employee Stock Purchase Plan, the "ESPP", which was approved by our stockholders at our 2000 annual meeting of stockholders in September 2000.

            Under the ESPP, eligible employees are permitted to authorize payroll deductions of 1% to 20% of his or her base salary for the purpose of purchasing shares of our common stock. The amounts deducted during each six-month period are accumulated and, at the end of such period, are used to purchase shares of our common stock at the lower of 85% of the closing market price on the first trading day of the relevant participation period or 85% of the closing market price on the final day of the relevant period.

            The ESPP, which is administered by the compensation committee, allows for the issuance of up to a maximum of five hundred thousand (500,000) shares of common stock. Under the ESPP, a participant has no rights as a stockholder until he or she acquires the stock at the end of the relevant participation period.

            The ESPP provides that in the event of any reorganization, recapitalization, stock split, reverse stock split, stock dividend, combination of shares, merger, consolidation, offering of rights or other similar change in our capital structure, the administrator of the plan may make such adjustment, if any, as it deems appropriate in the number, kind and purchase price of the shares available for purchase under the plan and in the maximum number of shares that may be issued under the plan, subject to the approval of our board. If we are acquired in a transaction whereby we are not the surviving entity or all or substantially all of our assets are acquired, the administrator of the plan is permitted to determine a plan termination date. This date must precede the expected effective date of such acquisition by not more than sixty (60) days. In the event the ESPP is terminated and the acquisition transaction is not consummated, the plan may be reactivated on a date determined by the compensation committee.

            The ESPP is designed to qualify as an "employee stock purchase plan" within the meaning of Section 423 or any successor provisions of the Internal Revenue Code and related regulations.

            Due to the current market conditions, we elected to suspend the ESPP effective March 15, 2001.


MANAGEMENT SEVERANCE PLAN

            On December 8, 1999,  we  implemented a Management  Severance  Plan, which provides that any of our employees who hold the title of director or above and who are selected to participate in the plan are entitled to receive at least six months base salary and accelerated vesting of options and restricted stock in the event the employee is terminated without "cause" or resigns for "good reason" within eighteen (18) months following a change in control of Viatel. For purposes of this plan, a resignation for "good reason" includes a voluntary termination due to a reduction in the employee's base pay and a forced relocation of the employee to a site in excess of sixty (60) miles from his or her worksite. For purposes of this plan, change in control has the same meaning described above under "Employment Agreements." Decisions of the plan administrator concerning eligibility and entitlement to benefits under the plan are final and binding on all parties.


2001 RETENTION PROGRAM

            Recognizing the importance of retaining our talented employees during our current situation, in March 2001 the special committee of the board approved a company-wide retention bonus program that is designed to recognize the service, dedication and loyalty of our employees during this critical period. Under this program, which was developed with the assistance of PricewaterhouseCoopers, each employee will receive a specified bonus in three increments -- 25% on April 30, 2001, 25% on August 31, 2001 and the remaining 50% on December 31, 2001. Under this program, bonuses totaling approximately $12.0 million have been allocated to our employees in the United States and Europe. As part of this program, we also modified our existing severance policy to provide that should an employee be terminated prior to a scheduled 2001 retention bonus, such employee will receive the next scheduled payment as an additional part of his or her severance benefit.

COMPENSATION OF DIRECTORS

            We pay an annual fee to non-employee directors in the amount of $30,000 in cash, paid in quarterly installments and 1,000 options to purchase shares of common stock. In addition, non-employee directors also receive $1,200 for each board meeting attended and held separately and $600 for each board meeting or committee meeting participated in by telephone. Directors who are also our employees are not separately compensated for serving on our board. All directors are reimbursed for out-of-pocket expenses incurred in attending board and committee meetings.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            During 2000, the members of our compensation committee were Messrs. Mahoney, Pizzani and Graham. Mr. Mahoney is the chairman of our board and Chief Executive Officer. None of our executive officers currently serves on the compensation committee of another entity or any other committee of the board of another entity performing functions similar to the compensation committee. No interlocking relationships exist between our board or our compensation committee and the board of directors or compensation committee of any other company.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 28, 2001, by (1) each person known to us to own beneficially more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) each person named in the summary compensation table, and (4) all of our executive officers and directors, as a group. All information with respect to beneficial ownership has been furnished to us by the respective stockholders.

                                                AMOUNT AND NATURE
NAME AND ADDRESS OF                                OF BENEFICIAL      PERCENTAGE
BENEFICIAL OWNER                                    OWNERSHIP(1)       OF CLASS
-------------------                             -----------------     ----------

College Retirement Equities Fund(2).........         3,142,047           6.1%
730 Third Avenue
New York, NY 10017
Alfred West(3)..............................         3,502,144           6.8
Michael J. Mahoney(4).......................         1,212,883           2.3
William C. Murphy(4)........................           210,513            *
Allan L. Shaw(4)............................           423,281            *
Lawrence G. Malone(4).......................           329,665            *
Francis J. Mount(4).........................           219,936            *
Edward C. Schmults(4).......................             8,202            *
John G. Graham(4)...........................             3,800            *
Paul G. Pizzani(4)..........................             5,300            *
John R. Muse(5).............................                --            *
Thomas O. Hicks(6)..........................         4,608,677           8.9
200 Crescent Court
Dallas, Texas 75201
Chase Equity Associates, LLC(7).............         3,449,956           6.7
380 Madison Avenue
12th Floor
New York, New York 10017
All directors and executive
officers as a group (16 persons)............         3,012,400           5.7

-----------------
* Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Except as otherwise indicated, the address of each person listed in the table is c/o Viatel, Inc., 685 Third Avenue, New York, New York 10017. Attn: General Counsel.

(2) Includes 900 shares held by TIAA Separate Account VA-1; 95,529 shares held by TIAA-CREF Mutual Funds; 12,121 shares held by TIAA-CREF Institutional Mutual Funds; 8,641 shares held by TIAA-CREF Life Funds and 44 shares held by NYS College Choice Tuition LLC. The amount shown assumes conversion of 150,000 shares of Viatel Financing Trust I 7 3/4% trust convertible preferred securities beneficially owned by such entities.

(3) The amount shown for Mr. West is based upon a Schedule 13G filed on March 1, 2001 and includes 397,593 shares held by AT Econ Ltd. Partnership and 39,297 shares held by AT Econ Ltd. Partnership No. 2.

(4) Includes shares of common stock which these individuals have the right to acquire through the exercise of options within 60 days of March 28, 2001, as follows: Michael J. Mahoney, 582,636; William C. Murphy, 63,013; Allan
      L. Shaw, 261,911; Lawrence G. Malone, 196,219; Francis J. Mount, 92,054; Edward C. Schmults, 5,673; John G. Graham, 1,796; and Paul G. Pizzani, 1,796.

(5) Mr. Muse, one of our directors, was appointed to our board on behalf of the holders of our Series B-1 7.50% cumulative convertible preferred stock.

(6) The amount shown for Mr. Hicks is based upon a Schedule 13D filed on August 8, 2000 by Mr. Hicks, Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated, Hicks, Muse, Tate & Furst Europe Fund, L.P.; HMEU Viatel Qualified Fund, LLC; HMEU Viatel Private Fund, LLC; Hicks, Muse, Tate & Furst Europe Private Fund, L.P.; HMEU GP LLC; HMEU Viatel I-EQ Coinvestors, LLC; HMEU I-EQ Coinvestors, L.P.; HMEU Viatel I-SBS Coinvestors, LLC; HMEU I-SBS Coinvestors, L.P.; HMEU Intermediate Partners I-C, L.P.; HM Viatel PG Europe, LLC; HM PG Europe I, C.V.; HMEU Fund I-C, Inc.; HMTF Bridge Viatel, LLC; HMTF Bridge Partners, L.P.; and HMTF Bridge Partners, LLC. The amount shown assumes conversion of all of our Series B-1 7.50% cumulative convertible preferred stock beneficially owned by such entities. The shares shown are subject to shared voting and investment power.

(7) The amount shown assumes conversion of all Series B-2 7.50% cumulative convertible preferred stock beneficially owned by Chase Equity Associates, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Through August 1999, James Prenetta, Senior Vice President and General Counsel of Viatel, was a partner at the law firm of Kelley Drye & Warren LLP, Viatel's U.S. general outside counsel. Mr. Prenetta is currently Of Counsel to Kelley Drye & Warren LLP and, in such capacity, continues to receive certain payments from such firm.

            Alfred West borrowed approximately $234,000 from Destia pursuant to unsecured, interest bearing notes, repayable upon demand. The full amount of this borrowing was foregone in connection with Mr. West's separation from the Company in February 2001.

            On February 1, 2000, we entered into a securities purchase agreement to issue and sell to entities affiliated with HMTF Europe Acquisition Corp., for a purchase price of $162.5 million, shares of our Series B-1 cumulative convertible preferred stock. The Series B-1 preferred stock is convertible into our common stock at any time at the option of the holders. In addition, the Series B-1 preferred stock is redeemable, in whole or in part, by us, at any time on or after the fifth anniversary date of it issuance and is subject to mandatory redemption on the fifteenth anniversary of its issue date. In connection with the placement of the Series B-1 preferred stock, we agreed to provide HMTF Europe Acquisition Corp. and its affiliates with the right to appoint one director. John R. Muse was elected to our board as a result of this agreement.


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

(B)  Report on Form 8-K.

     Viatel filed a Report on Form 8-K dated October 5, 2000, pursuant to Item 5 thereof.

     Viatel filed a Report on Form 8-K dated October 25, 2000, pursuant to Item 5 thereof.

     Viatel filed a Report on Form 8-K dated November 8, 2000, pursuant to Item 5 thereof.

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

3.1(i) Amended and Restated Certificate of Incorporation of Viatel, Inc. (incorporated herein by reference to Exhibit 3.1(i)(b) to Viatel, Inc.'s Registration Statement on Form S-1, Registration No. 333-09699, filed on August 7, 1996 ("VIATEL'S FORM S-1")); Certificate of Designations, Preferences and Rights of 10% Series A Redeemable Convertible Preferred Stock, $.01 par value per share (incorporated herein by reference to Exhibit 3(i)(b) to Viatel, Inc.'s Registration Statement on Form S-4, filed on July 10, 1998, File No. 333-58921 ("VIATEL'S 1998 FORM S-4")); Certificate of
             Amendment to Viatel, Inc.'s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1998, File No. 000-21261); Second Certificate of
             Amendment to Viatel, Inc.'s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(i) to Viatel's October 1999 Form S-4); Certificate of Designations of Series A Junior Participating Preferred Stock of Viatel, Inc. (incorporated herein by reference to Exhibit 3(i)(2) to Viatel, Inc.'s Form 8-K, filed on December 29, 1999, File No. 000-21261); Certificate of Designations, Preferences and Rights of 7.50%
             Cumulative Convertible Preferred Stock Series B-1 Due 2015 (incorporated herein by reference to Exhibit 3.1(i) to Viatel, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 14, 2000, File No. 000-21261 ("VIATEL'S 1999
             Form 10-K"); Certificate of Designations, Preferences and Rights of 7.50% Cumulative Convertible Preferred Stock Series B-2 Due 2015 (incorporated herein by reference to Exhibit 3.1(i) to Viatel's 1999 Form 10-K); Certificate of Designations, Preferences; Rights of Convertible Preferred Stock Series C (incorporated herein by reference to Exhibit 3.1(i) to Viatel's 1999 Form 10-K); and Third Certificate of Amendment to Viatel, Inc.'s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.23 to Viatel, Inc.'s Registration Statement on Form S-8, Registration No. 333-50460, filed on November 22, 2000).

3.1(ii) Third Amended and Restated Bylaws of Viatel, Inc. (incorporated herein by reference to Exhibit 3.1(ii) to Viatel's October 1999 Form S-4).

3.1(iii)     Certificate of Trust of Viatel  Financing  Trust I, dated March 30,
             2000 (incorporated herein by reference to Exhibit 3.1(iii) to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 000-21261, filed on May 14, 2000 ("VIATEL'S MARCH 2000 FORM 10-Q")).

3.1(iv) Amended and Restated Declaration of Trust of Viatel Financing Trust I, dated and effective as of April 12, 2000 (incorporated herein by reference to Exhibit 3.1(iv) to Viatel's March 2000 Form 10-Q).

4.1 Specimen of Viatel common stock certificate (incorporated herein by reference to Exhibit 4.4 to Viatel's Form S-1).

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

4.7 Indenture, dated as of March 19, 1999, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel, Inc.'s Euro denominated 11.50% Senior Notes due 2009 (including form of 11.50% Senior Euro Note) (incorporated herein by reference to Exhibit 4.10 to Viatel's February 1999 Form S-3).

4.8 Indenture, dated as of July 1, 1997, between Destia Communications, Inc. and The Bank of New York, as Trustee, relating to Destia Communications Inc.'s 13.50% Senior Notes due 2007 (including form of 13.50% Senior Note) (incorporated herein by reference to Exhibit
             4.5 to Destia Communication's Registration Statement on Form S-4, File No. 333-47711 filed on August 7, 1997).

4.9 Indenture, dated as of December 8, 1999, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel, Inc.'s U.S. dollar denominated 11.50% Senior Notes due 2009 (including form of 11.50% Senior Dollar Note) (incorporated herein by reference to
             Exhibit 4.13 to Viatel, Inc.'s Current Report on Form 8-K, File No. 000-21261, filed on December 9, 1999).

4.10 Rights Agreement, dated as of December 6, 1999, between Viatel, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Viatel, Inc.'s Registration Statement on Form 8-A, File No. 000-21261, filed on December 24, 1999).

4.11 Indenture, dated as of April 20, 2000, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel Inc.'s 12 3/4% Senior Notes Due 2008 (including form of 12 3/4% Senior Note) (incorporated herein by reference to Exhibit 4.11 to Viatel's March 2000 Form 10-Q).

4.12 Indenture, dated as of April 12, 2000, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel, Inc.'s 7 3/4% Convertible Junior Subordinated Debentures (incorporated herein by reference to Exhibit 4.12 to Viatel's March 2000 Form 10-Q).

4.13 First Supplemental Indenture, dated as of June 19, 2000, between Viatel, Inc. and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.18 to Viatel, Inc.'s Registration Statement on Form S-3, Registration No. 333-40692, filed on June 30, 2000).

4.14 Amendment to Rights Agreement, dated as of February 1, 2000, between Viatel, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.16 to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 000-21261, filed on August 15, 2000 ("VIATEL'S
             JUNE 2000 FORM 10-Q")).

4.15 Amendment No. 2 to Rights Agreement between Viatel, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.17 to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 000-21261, filed on November 14, 2000).

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

10.4 Mercury Carrier Services Agreement, dated as of March 1, 1994, between Viatel, Inc. and Mercury Communications Limited (incorporated herein by reference to Exhibit 10.8 to Viatel, Inc.'s 1995 Form S-4, Registration No. 33-92696, filed on May 24, 1995 ("VIATEL'S 1995 S-4")).

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

10.8** Viatel, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s Registration Statement on Form S-8, Registration No. 333-92235, filed on December 7,
             1999).

10.9** Viatel, Inc. 1999 Amended Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Viatel's October 1999 Form S-4).

10.10** Viatel, Inc. Amended and Restated 1999 Flexible Stock Incentive Plan (incorporated herein by reference to Exhibit 4.11 to Viatel's Registration Statement on Form S-8, Registration No. 333-92339, filed on December 8, 1999 (the "VIATEL 1999 S-8")).

10.11** Viatel, Inc. 1996 Flexible Stock Incentive Plan (incorporated herein by reference to Exhibit 4.12 to the Viatel 1999 S-8).

10.12** Employment Agreement between Viatel, Inc. and Michael J. Mahoney (incorporated herein by reference to Exhibit 10.11 to Viatel's 1999 Form 10-K).

10.13** Employment Agreement between Viatel, Inc. and Allan L. Shaw (incorporated herein by reference to Exhibit 10.12 to Viatel's 1999 Form 10-K).

10.14** Employment Agreement between Viatel, Inc. and Francis J. Mount (incorporated herein by reference to Exhibit 10.14 to Viatel's 1999 Form 10-K).

10.15** Employment Agreement between Viatel, Inc. and Lawrence G. Malone (incorporated herein by reference to Exhibit 10.15 to Viatel's 1999 Form 10-K).

10.16** Employment Agreement between Viatel, Inc. and William C. Murphy (incorporated herein by reference to Exhibit 10.17 to Viatel's 1999 Form 10-K).

10.17 Equipment Purchase Agreement, dated June 29, 1998, between Viatel, Inc. and Nortel PLC (incorporated herein by reference to Exhibit
             10.16 to Viatel's 1998 Form S-4).

10.18 Agreement of Lease, dated June 24, 1998, between 685 Acquisition Corp. and Viatel, Inc., as amended by a letter agreement, dated July 27, 1998 (incorporated herein by reference to Exhibit 10.17 to Viatel's 1998 Form S-4).

10.19 Lease, dated June 23, 1998, between VC Associates and Viatel New Jersey, Inc. (incorporated herein by reference to Exhibit 10.18 to Viatel's 1998 Form S-4).

10.20 Software License Agreement, dated October 22, 1998, between Viatel, Inc. and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.19 to Viatel Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 ("VIATEL'S 1998 FORM 10-K")).

10.21 Equipment Purchase Agreement, dated December 31, 1998, between Viatel, Inc. and Nortel plc. (incorporated herein by reference to Exhibit 10.21 to Viatel's 1998 Form 10-K).

10.22 Project Services Agreement, dated as of January 11, 1999, between Viatel, Inc. and Bechtel Limited (incorporated herein by reference to Exhibit 10.22 to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 ("VIATEL'S MARCH 1999 FORM 10-Q")).

10.23 Development Agreement by and among Vicaine Infrastructure Development GMBH, Viatel German Asset GMBH, Carrier 1 Fiber Network GMBH &Co. OH, Metromedia Fiber Network GMBH, Viatel, Inc. and Metromedia Fiber Network, Inc., dated as of February 19, 1999
             (incorporated herein by reference to Exhibit 10.23 to Viatel's March 1999 Form 10-Q).

10.24 Third Amended and Restated Equipment Loan and Security Agreement, dated as of November 5, 1999, between Destia Communications, Inc. and NTFC Capital Corporation (incorporated herein by reference to Exhibit 10.36 to Viatel, Inc.'s Form 8-K, File No. 000-21261, filed December 29, 1999).

10.25 Securities Purchase Agreement, dated as of February 1, 2000, by and among Viatel, Inc. and HMTF Europe Acquisition Corp. and Chase Equity Associates LLC (incorporated herein by reference to Exhibit
             4.13 to Viatel, Inc.'s Form 8-K, File No. 000-21261, filed on February 16, 2000).

10.26 Viatel Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s Registration Statement on Form S-8, Registration No. 333-92339, filed on December 8,
             1999).

10.27*** Viatel, Inc. Management Severance Plan (incorporated herein by reference to Exhibit 10.28 to Viatel's 1999 Form 10-K).

10.28 Telecommunications Services Agreement between Frontier Communications of the West, Inc. and Destia Communications, Inc., dated November 17, 1998 (incorporated herein by reference to Exhibit 10.16 of Destia's Registration Statement on Form S-1, Registration No. 333-70463, filed on January 29, 1999).

10.29 Trust Convertible Preferred Securities Guarantee Agreement, dated as of April 12, 2000, executed and delivered by Viatel, Inc. (incorporated herein by reference to Exhibit 10.32 to Viatel's March 2000 Form 10-Q).

10.30 Common Securities Guarantee Agreement, dated as of April 12, 2000, executed and delivered by Viatel, Inc. (incorporated herein by reference to Exhibit 10.33 to Viatel's March 2000 Form 10-Q).

10.31+ Amended and Restated Engineering, Procurement and Construction Contract, dated as of November 15, 1999 and effective as of February 19, 1999 between Bechtel Limited ViCaMe Infrastructure Development GmbH, Viatel German Asset GmbH, Metromedia Fiber Network GmbH and Carrier 1 Fiber Network GmbH & Co. OHG (incorporated herein by reference to Exhibit 10.34 to Viatel's March 2000 Form 10-Q).

10.32** Viatel, Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Annex A to Viatel, Inc.'s Definitive Proxy Statement on Schedule 14A, File No. 000-21261, filed on September 13, 2000).

10.33***     Viatel, Inc.'s 401(k) Savings Plan.

10.34+ Fiber Purchase Agreement, dated as of April 11, 2000, by and between Level 3 Landing Station, Inc., Level 3 (Bermuda) Limited, Level Communications Limited and Viatel, Inc. (incorporated herein by reference to Exhibit 10.34 to Viatel's June 2000 Form 10-Q).

10.35+ Capacity and Dark Fiber IRU Purchase Agreement, dated as of April 11, 2000, by and between Level 3 Landing Station, Inc., Level 3 (Bermuda) Limited, Level Communications Limited and Viatel, Inc. (incorporated herein by reference to Exhibit 10.35 to Viatel's June 2000 Form 10-Q).

10.36*++ Master Lease Purchase Agreement, dated October 20, 2000 between Dresdner Kleinwort Benson Finance Limited, as Lessor, and Viatel U.K. Limited, as Lessee.

10.37* Guarantee and Indemnity, dated October 20, 2000, between Viatel, Inc. and Dresdner Kleinwort Benson Finance Limited.

10.38*++ Master Lease Agreement, dated October 27, 2000, between Cisco Systems Capital (also known as Leasetec UK Limited), as Lessor, and Viatel U.K. Limited, as Lessee.

10.39*++ Facility Letter, dated October 26, 2000, from Cisco Systems Capital to Viatel U.K. Limited.

10.40* Guaranty, executed as of October 27, 2000, by Viatel, Inc., as Guarantor, and Cisco Systems Capital, as Lessor.

10.41***     Severance Agreement between Viatel, Inc. and Sheldon M. Goldman.

10.42***     Severance Agreement between Viatel, Inc. and Alfred West.

10.43***     Severance Agreement between Viatel, Inc. and Alan L. Levy.

10.44***     Severance Agreement between Viatel, Inc. and Abe Grohman.

10.45***     Employment Agreement between Viatel, Inc. and James P. Prenetta.

11.1*        Statement of Computation of Earnings Per Share.

21.1*        Subsidiaries of Viatel, Inc.

23.1*        Consent of KPMG LLP.

24.1*        Power of Attorney (included on the signature page).

------------------

*   Filed herewith.
**  Management  contract or  compensatory  plan or  arrangement.
+   Confidential treatment  granted as to certain  portions of these  exhibits.
++  Confidential treatment requested as to certain portions of these exhibits.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and State of New York, on the 16th day of April, 2001.

                                        VIATEL, INC.


                                        By:    /s/ MICHAEL J. MAHONEY
                                           -----------------------------------
                                        Name:  Michael J. Mahoney
                                        Title: Chairman of the Board and Chief
                                               Executive Officer

            KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Mahoney, Allan L. Shaw and James P. Prenetta, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of April, 2001.



               SIGNATURE                    TITLE(S)

          /S/ MICHAEL J. MAHONEY            Chief Executive Officer and
------------------------------------------- Director
          Michael J. Mahoney                (Principal Executive Officer)

          /S/ WILLIAM C. MURPHY
------------------------------------------- President and Director
           William C. Murphy

             /S/ ALLAN L. SHAW
------------------------------------------- Chief Financial Officer and
             Allan L. Shaw                  Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

            /S/ FRANCIS J. MOUNT
------------------------------------------- Chief Technology Officer and
           Francis J. Mount                 Director

             /S/ PAUL G. PIZZANI
------------------------------------------- Director
            Paul G. Pizzani

            /S/ JOHN G. GRAHAM
------------------------------------------- Director
            John G. Graham

           /S/ EDWARD SCHMULTS
------------------------------------------- Director
            Edward Schmults

             /S/ JOHN R. MUSE
------------------------------------------- Director
             John R. Muse

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

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

3.1(i) Amended and Restated Certificate of Incorporation of Viatel, Inc. (incorporated herein by reference to Exhibit 3.1(i)(b) to Viatel, Inc.'s Registration Statement on Form S-1, Registration No. 333-09699, filed on August 7, 1996 ("VIATEL'S FORM S-1")); Certificate of Designations, Preferences and Rights of 10% Series A Redeemable Convertible Preferred Stock, $.01 par value per share (incorporated herein by reference to Exhibit 3(i)(b) to Viatel, Inc.'s Registration Statement on Form S-4, filed on July 10, 1998, File No. 333-58921 ("VIATEL'S 1998 FORM S-4")); Certificate of
             Amendment to Viatel, Inc.'s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1998, File No. 000-21261); Second Certificate of
             Amendment to Viatel, Inc.'s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1(i) to Viatel's October 1999 Form S-4); Certificate of Designations of Series A Junior Participating Preferred Stock of Viatel, Inc. (incorporated herein by reference to Exhibit 3(i)(2) to Viatel, Inc.'s Form 8-K, filed on December 29, 1999, File No. 000-21261); Certificate of Designations, Preferences and Rights of 7.50%
             Cumulative Convertible Preferred Stock Series B-1 Due 2015 (incorporated herein by reference to Exhibit 3.1(i) to Viatel, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 14, 2000, File No. 000-21261 ("VIATEL'S 1999
             Form 10-K"); Certificate of Designations, Preferences and Rights of 7.50% Cumulative Convertible Preferred Stock Series B-2 Due 2015 (incorporated herein by reference to Exhibit 3.1(i) to Viatel's 1999 Form 10-K); Certificate of Designations, Preferences; Rights of Convertible Preferred Stock Series C (incorporated herein by reference to Exhibit 3.1(i) to Viatel's 1999 Form 10-K); and Third Certificate of Amendment to Viatel, Inc.'s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.23 to Viatel, Inc.'s Registration Statement on Form S-8, Registration No. 333-50460, filed on November 22, 2000).

3.1(ii) Third Amended and Restated Bylaws of Viatel, Inc. (incorporated herein by reference to Exhibit 3.1(ii) to Viatel's October 1999 Form S-4).

3.1(iii)     Certificate of Trust of Viatel  Financing  Trust I, dated March 30,
             2000 (incorporated herein by reference to Exhibit 3.1(iii) to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 000-21261, filed on May 14, 2000 ("VIATEL'S MARCH 2000 FORM 10-Q")).

3.1(iv) Amended and Restated Declaration of Trust of Viatel Financing Trust I, dated and effective as of April 12, 2000 (incorporated herein by reference to Exhibit 3.1(iv) to Viatel's March 2000 Form 10-Q).

4.1 Specimen of Viatel common stock certificate (incorporated herein by reference to Exhibit 4.4 to Viatel's Form S-1).

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

4.7 Indenture, dated as of March 19, 1999, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel, Inc.'s Euro denominated 11.50% Senior Notes due 2009 (including form of 11.50% Senior Euro Note) (incorporated herein by reference to Exhibit 4.10 to Viatel's February 1999 Form S-3).

4.8 Indenture, dated as of July 1, 1997, between Destia Communications, Inc. and The Bank of New York, as Trustee, relating to Destia Communications Inc.'s 13.50% Senior Notes due 2007 (including form of 13.50% Senior Note) (incorporated herein by reference to Exhibit
             4.5 to Destia Communication's Registration Statement on Form S-4, File No. 333-47711 filed on August 7, 1997).

4.9 Indenture, dated as of December 8, 1999, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel, Inc.'s U.S. dollar denominated 11.50% Senior Notes due 2009 (including form of 11.50% Senior Dollar Note) (incorporated herein by reference to
             Exhibit 4.13 to Viatel, Inc.'s Current Report on Form 8-K, File No. 000-21261, filed on December 9, 1999).

4.10 Rights Agreement, dated as of December 6, 1999, between Viatel, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Viatel, Inc.'s Registration Statement on Form 8-A, File No. 000-21261, filed on December 24, 1999).

4.11 Indenture, dated as of April 20, 2000, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel Inc.'s 12 3/4% Senior Notes Due 2008 (including form of 12 3/4% Senior Note) (incorporated herein by reference to Exhibit 4.11 to Viatel's March 2000 Form 10-Q).

4.12 Indenture, dated as of April 12, 2000, between Viatel, Inc. and The Bank of New York, as Trustee, relating to Viatel, Inc.'s 7 3/4% Convertible Junior Subordinated Debentures (incorporated herein by reference to Exhibit 4.12 to Viatel's March 2000 Form 10-Q).

4.13 First Supplemental Indenture, dated as of June 19, 2000, between Viatel, Inc. and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.18 to Viatel, Inc.'s Registration Statement on Form S-3, Registration No. 333-40692, filed on June 30, 2000).

4.14 Amendment to Rights Agreement, dated as of February 1, 2000, between Viatel, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.16 to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 000-21261, filed on August 15, 2000 ("VIATEL'S
             JUNE 2000 FORM 10-Q")).

4.15 Amendment No. 2 to Rights Agreement between Viatel, Inc. and The Bank of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.17 to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 000-21261, filed on November 14, 2000).

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

10.4         Mercury  Carrier  Services  Agreement,  dated as of March 1,  1994,
             between   Viatel,   Inc.   and   Mercury   Communications   Limited

             (incorporated herein by reference to Exhibit 10.8 to Viatel, Inc.'s 1995 Form S-4, Registration No. 33-92696, filed on May 24, 1995 ("VIATEL'S 1995 S-4")).

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

10.8** Viatel, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s Registration Statement on Form S-8, Registration No. 333-92235, filed on December 7,
             1999).

10.9** Viatel, Inc. 1999 Amended Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Viatel's October 1999 Form S-4).

10.10** Viatel, Inc. Amended and Restated 1999 Flexible Stock Incentive Plan (incorporated herein by reference to Exhibit 4.11 to Viatel's Registration Statement on Form S-8, Registration No. 333-92339, filed on December 8, 1999 (the "VIATEL 1999 S-8")).

10.11** Viatel, Inc. 1996 Flexible Stock Incentive Plan (incorporated herein by reference to Exhibit 4.12 to the Viatel 1999 S-8).

10.12** Employment Agreement between Viatel, Inc. and Michael J. Mahoney (incorporated herein by reference to Exhibit 10.11 to Viatel's 1999 Form 10-K).

10.13** Employment Agreement between Viatel, Inc. and Allan L. Shaw (incorporated herein by reference to Exhibit 10.12 to Viatel's 1999 Form 10-K).

10.14** Employment Agreement between Viatel, Inc. and Francis J. Mount (incorporated herein by reference to Exhibit 10.14 to Viatel's 1999 Form 10-K).

10.15** Employment Agreement between Viatel, Inc. and Lawrence G. Malone (incorporated herein by reference to Exhibit 10.15 to Viatel's 1999 Form 10-K).

10.16** Employment Agreement between Viatel, Inc. and William C. Murphy (incorporated herein by reference to Exhibit 10.17 to Viatel's 1999 Form 10-K).

10.17 Equipment Purchase Agreement, dated June 29, 1998, between Viatel, Inc. and Nortel PLC (incorporated herein by reference to Exhibit
             10.16 to Viatel's 1998 Form S-4).

10.18 Agreement of Lease, dated June 24, 1998, between 685 Acquisition Corp. and Viatel, Inc., as amended by a letter agreement, dated July 27, 1998 (incorporated herein by reference to Exhibit 10.17 to Viatel's 1998 Form S-4).

10.19 Lease, dated June 23, 1998, between VC Associates and Viatel New Jersey, Inc. (incorporated herein by reference to Exhibit 10.18 to Viatel's 1998 Form S-4).

10.20 Software License Agreement, dated October 22, 1998, between Viatel, Inc. and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.19 to Viatel Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 ("VIATEL'S 1998 FORM 10-K")).

10.21 Equipment Purchase Agreement, dated December 31, 1998, between Viatel, Inc. and Nortel plc. (incorporated herein by reference to Exhibit 10.21 to Viatel's 1998 Form 10-K).

10.22 Project Services Agreement, dated as of January 11, 1999, between Viatel, Inc. and Bechtel Limited (incorporated herein by reference to Exhibit 10.22 to Viatel, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 ("VIATEL'S MARCH 1999 FORM 10-Q")).

10.23 Development Agreement by and among Vicaine Infrastructure Development GMBH, Viatel German Asset GMBH, Carrier 1 Fiber Network GMBH &Co. OH, Metromedia Fiber Network GMBH, Viatel, Inc. and Metromedia Fiber Network, Inc., dated as of February 19, 1999
             (incorporated herein by reference to Exhibit 10.23 to Viatel's March 1999 Form 10-Q).

10.24 Third Amended and Restated Equipment Loan and Security Agreement, dated as of November 5, 1999, between Destia Communications, Inc. and NTFC Capital Corporation (incorporated herein by reference to Exhibit 10.36 to Viatel, Inc.'s Form 8-K, File No. 000-21261, filed December 29, 1999).

10.25 Securities Purchase Agreement, dated as of February 1, 2000, by and among Viatel, Inc. and HMTF Europe Acquisition Corp. and Chase Equity Associates LLC (incorporated herein by reference to Exhibit
             4.13 to Viatel, Inc.'s Form 8-K, File No. 000-21261, filed on February 16, 2000).

10.26 Viatel Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.9 to Viatel, Inc.'s Registration Statement on Form S-8, Registration No. 333-92339, filed on December 8,
             1999).

10.27** Viatel, Inc. Management Severance Plan (incorporated herein by reference to Exhibit 10.28 to Viatel's 1999 Form 10-K).

10.28 Telecommunications Services Agreement between Frontier Communications of the West, Inc. and Destia Communications, Inc., dated November 17, 1998 (incorporated herein by reference to Exhibit 10.16 of Destia's Registration Statement on Form S-1, Registration No. 333-70463, filed on January 29, 1999).

10.29 Trust Convertible Preferred Securities Guarantee Agreement, dated as of April 12, 2000, executed and delivered by Viatel, Inc. (incorporated herein by reference to Exhibit 10.32 to Viatel's March 2000 Form 10-Q).

10.30 Common Securities Guarantee Agreement, dated as of April 12, 2000, executed and delivered by Viatel, Inc. (incorporated herein by reference to Exhibit 10.33 to Viatel's March 2000 Form 10-Q).

10.31+ Amended and Restated Engineering, Procurement and Construction Contract, dated as of November 15, 1999 and effective as of February 19, 1999 between Bechtel Limited ViCaMe Infrastructure Development GmbH, Viatel German Asset GmbH, Metromedia Fiber Network GmbH and Carrier 1 Fiber Network GmbH & Co. OHG (incorporated herein by reference to Exhibit 10.34 to Viatel's March 2000 Form 10-Q).

10.32+ Viatel, Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Annex A to Viatel, Inc.'s Definitive Proxy Statement on Schedule 14A, File No. 000-21261, filed on September 13, 2000).

10.33***     Viatel, Inc.'s 401(k) Savings Plan.

10.34+ Fiber Purchase Agreement, dated as of April 11, 2000, by and between Level 3 Landing Station, Inc., Level 3 (Bermuda) Limited, Level Communications Limited and Viatel, Inc. (incorporated herein by reference to Exhibit 10.34 to Viatel's June 2000 Form 10-Q).

10.35+ Capacity and Dark Fiber IRU Purchase Agreement, dated as of April 11, 2000, by and between Level 3 Landing Station, Inc., Level 3 (Bermuda) Limited, Level Communications Limited and Viatel, Inc. (incorporated herein by reference to Exhibit 10.35 to Viatel's June 2000 Form 10-Q).

10.36*++ Master Lease Purchase Agreement, dated October 20, 2000 between Dresdner Kleinwort Benson Finance Limited, as Lessor, and Viatel U.K. Limited, as Lessee.

10.37* Guarantee and Indemnity, dated October 20, 2000, between Viatel, Inc. and Dresdner Kleinwort Benson Finance Limited.

10.38*++ Master Lease Agreement, dated October 27, 2000, between Cisco Systems Capital (also known as Leasetec UK Limited), as Lessor, and Viatel U.K. Limited, as Lessee.

10.39*++ Facility Letter, dated October 26, 2000, from Cisco Systems Capital to Viatel U.K. Limited.

10.40* Guaranty, executed as of October 27, 2000, by Viatel, Inc., as Guarantor, and Cisco Systems Capital, as Lessor.

10.41***     Severance Agreement between Viatel, Inc. and Sheldon M. Goldman.

10.42***     Severance Agreement between Viatel, Inc. and Alfred West.

10.43***     Severance Agreement between Viatel, Inc. and Alan L. Levy.

10.44***     Severance Agreement between Viatel, Inc. and Abe Grohman.

10.45***     Employment Agreement between Viatel, Inc. and James P. Prenetta.

11.1*        Statement of Computation of Earnings Per Share.

21.1*        Subsidiaries of Viatel, Inc.

23.1*        Consent of KPMG LLP.

24.1*        Power of Attorney (included on the signature page).

------------------

*   Filed herewith.
**  Management  contract or  compensatory  plan or  arrangement.
+   Confidential treatment  granted as to certain  portions of these  exhibits.
++  Confidential treatment requested as to certain portions of these exhibits.